Form 10-Q
period 2020-03-31
East Stone Acquisition Corp
filed 2020-05-13
CIK 1760683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to________.

Commission File Number: 001-39233

East Stone Acquisition Corporation

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

25 Mall Road, Suite 330 Burlington, MA	01803
(Address of principal executive offices)	(Zip Code)

(781) 202-9128

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, one Right and one Warrant	ESSCU	The Nasdaq Stock Market LLC
Ordinary Shares, no par value	ESSC	The Nasdaq Stock Market LLC
Rights, exchangeable into one-tenth of one Ordinary Share	ESSCR	The Nasdaq Stock Market LLC
Warrants, each exercisable for one-half of one Ordinary Share, each whole Ordinary Share exercisable for $11.50 per share	ESSCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 13, 2020, there were 17,703,500 shares of the registrant’s ordinary shares, no par value, issued and outstanding.

East Stone Acquisition Corporation

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EAST STONE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2020	June 30, 2019
	Unaudited	Audited
ASSETS
Current Assets
Cash	$480,112	$47,722
Prepaid expenses and other current assets	246,964	97,500
Total current assets	727,076	145,222
Investments held in Trust Account	138,792,381	—
Total assets	$139,519,457	$145,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$2,000	$25,050
Accrued offering cost	—	10,000
Promissory note payable – related party	—	100,000
Total current liabilities	2,000	135,050
Deferred underwriting commission	402,500	—
Total liabilities	404,500	135,050
Commitments and Contingencies
Ordinary shares subject to possible redemption, 13,411,495 shares at redemption value	134,114,950	—
Shareholders’ Equity
Preferred shares in class A, B, C, D, and E, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 4,292,005 and 3,450,000 shares issued and outstanding (excluding 13,411,495 and -0- shares subject to redemption) at March 31, 2020 and June 30, 2019, respectively	4,326,795	25,000
Retained earnings (accumulated deficit)	673,212	(14,828)
Total Shareholders’ Equity	5,000,007	10,172
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,519,457	$145,222

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

EAST STONE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019		Nine Months Ended March 31, 2020		For the Period from August 9, 2018 (inception) through March 31, 2019
Operating costs	$94,824		$(13)		$104,341		$14,826
Income (loss) from operations	(94,824)		13		(104,341)		(14,826)
Interest earned on investment held in Trust Account	792,381		—		792,381		—
Net income (loss)	$697,557		$13		$688,040		$(14,826)
Weighted average shares outstanding of redeemable ordinary shares	13,800,000	(1)	3,000,000	(2)	13,800,000	(1)	3,000,000 (2)
Basic and diluted net income per ordinary share	$0.06		$0.00		$0.06		$(0.00)
Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500	(3)	3,000,000	(2)	3,903,500	(3)	3,000,000
Basic and diluted net loss per ordinary share	$(0.02)		$0.00		$(0.03)		$(0.00)

(1)	Includes an aggregate of up to 13,411,495 shares subject to possible redemption on March 31, 2020
(2)	Excludes an aggregate of up to 450,000 shares held by the initial shareholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in part or in full (see Note 5); Share amounts have been retroactively restated to reflect the February 19, 2020 share dividend of 1.2 share for each ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 3,450,000 shares (see Note 5)
(3)	Non-redeemable ordinary shares include 3,450,000 ordinary shares issued to initial shareholders, 350,000 private units and 103,500 ordinary shares issued to the representative of the underwriters as part of underwriting compensation.

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

EAST STONE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED MARCH 31, 2020

	Ordinary Shares		Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity
Balance – July 1, 2019	3,450,000	$25,000	$(14,828)	$10,172
Net loss	—	—	(418)	(418)
Balance – September 30, 2019	3,450,000	25,000	(15,246)	9,754
Net loss	—	—	(9,099)	(9,099)
Balance – December 31, 2019	3,450,000	25,000	(24,345)	655
Sales of 13,800,000 Units, net of underwriting discount and offering expenses	13,800,000	134,916,745	—	134,916,745
Sales of 350,000 Private Placement Units	350,000	3,500,000	—	3,500,000
Issuance of Representative Shares and Warrants in connection with the sale of units	103,500	—	—	—
Ordinary shares subject to possible redemption	(13,411,495)	(134,114,950)	—	(134,114,950)
Net income	—	—	697,557	697,557
Balance – March 31, 2020	4,292,005	$4,326,795	$673,212	$5,000,007

FOR THE PERIOD FROM AUGUST 9, 2018 (INCEPTION) THROUGH MARCH 31, 2019

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – August 9, 2018 (inception)	—	$—	$—	$—
Ordinary shares issued to initial shareholders	3,450,000	25,000	—	25,000
Net income (loss)	—	—	(63)	(63)
Balance – September 30, 2018	3,450,000	25,000	(63)	24,937
Net loss	—	—	(14,776)	(14,776)
Balance – December 31, 2018	3,450,000	25,000	(14,839)	10,161
Net income	—	—	13	13
Balance – March 31, 2019	3,450,000	$25,000	$(14,826)	$10,174

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

EAST STONE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31, 2020	For the Period from August 9, 2018 (inception) through March 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$688,040	$(14,826)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(792,381)	—
Changes in operating assets and liabilities
Advance from related party	(23,050)	25,050
Prepaid expense	(246,964)	(87,500)
Net cash (used in) provided by operating activities	(374,355)	(77,277)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(138,000,000)	—
Net cash (used in) provided by investing activities	(138,000,000)	—
Cash Flows from Financing Activities:
Proceeds from promissory note payable - related party	—	100,000
Repayment of promissory note payable – related party	(100,000)	—
Proceeds from sale of ordinary shares to initial shareholders	—	25,000
Proceeds from sale of 350,000 private placement units	3,500,000	—
Proceeds from sale of 13,800,000 units, net of underwriting discount paid	134,916,745	—
Offering costs	490,000	—
Net cash provided by (used by) financing activities	138,806,745	25,000
Net Change in Cash	432,390	47,722
Cash and cash equivalents -- Beginning of period	47,722	—
Cash and cash equivalents - End of period	$480,112	$47,722

Non-cash Investing and Financing Activities
Initial classification of ordinary shares subject to possible redemption	$134,116,830	$—
Change in value of ordinary shares subject to possible redemption	$698,120	$—
Payment and advances of offering costs by related party	$—	$25,050
Deferred offering costs included in accrued offering costs	$—	$10,000
Deferred underwriting commissions charged to equity	$402,500	$—

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

EAST STONE ACQUISITION CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

East Stone Acquisition Corporation (the “Company”) is a blank check company incorporated in the British Virgin Islands on August 9, 2018. The Company was incorporated for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses primarily operating in the financial services industry or businesses providing technological services to the financial industry, commonly known as “fintech businesses” in the regions of North America and Asia-Pacific. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2020, the Company had not yet commenced any operations. All activity through March 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and since the closing of IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company anticipates it will generate income in the form of interest income from the proceeds derived from the IPO and placed in Trust Account (as defined below) as described below.

The registration statement for the Company’s IPO was declared effective on February 19, 2020 (“Effective Date”). On February 24, 2020, the Company consummated the IPO of 13,800,000 units (the “Units” and, with respect to the ordinary shares underlying the Units sold, the “Public Shares”), including 1,800,000 Units as a result of the underwriters’ full exercise of over-allotment option, generating aggregate gross proceeds to the Company of $138,000,000.

Simultaneously with the closing of the IPO, the Company consummated certain private placements of an aggregate of 350,000 Units (“Private Units”) at $10.00 per Private Unit, generating gross proceeds of $3,500,000. In the private placements, 167,000 Private Units were purchased by the Double Ventures Holdings Limited (“Sponsor”), 108,000 Private Units were purchased by Hua Mao and Cheng Zhao (“anchor investors”) separately and not together, and 75,000 Private Units were purchased by I-Bankers Securities, Inc., the representative of the several underwriters in the IPO (“I-Bankers”).

In connection with the Company’s IPO, the Company issued an aggregate of 103,500 ordinary shares of the Company (“Representative’s Shares”) to the I-Bankers and its designee, of which 90,562 Representative’s Shares were issued to I-Bankers and 12,938 Representative’s Shares were issued to EarlyBirdCapital, Inc. (“EarlyBird”) (Note 6).

At the closing of the IPO, the Company additionally granted to I-Bankers and its designee a total of 690,000 warrants, exercisable at $12.00 per full share (for an aggregate exercise price of $8,280,000) (“Representative’s Warrants”), of which 601,500 Representative’s Warrants were granted to I-Bankers and 88,500 Representative’s Warrants were granted to EarlyBird (Note 6).

Offering costs, including the fair value of the Representative’s Shares and Representative’s Warrants, amounted to $5,758,283, consisting of $2,415,000 of underwriting fees, $402,500 of deferred underwriting fees, and $668,255 of other offering costs. The fair value of 103,500 Representative’s Shares, at approximately $1,035,000, and 690,000 Representative’s Warrants, at approximately $1,640,028, was charged to the equity of the Company.

Following the closing of the IPO, a total of $138,000,000 of the net proceeds from the IPO and the sale of the Private Units was placed in a trust account (“Trust Account”), which proceeds will be invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and which invest solely in U.S. Treasuries. Except for all interest income that may be released to the Company to pay taxes, and up to $50,000 to pay dissolution expenses, none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) the Company’s redemption of 100% of the outstanding Public Shares if the Company has not completed an initial Business Combination in the required time period; and (3) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer to redeem the Public Shares pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”) and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to consummating a Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor and the other initial shareholders (collectively, “initial shareholders”) have agreed (A) to vote their Founder Shares (as defined in Note 5), shares underlying the Private Units (“private shares”) and any Public Shares held by them in favor of any proposed initial Business Combination, (B) not to propose any amendment to the Company’s memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within 15 months (or up to 21 months) from the closing of the IPO or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides its public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, (C) not to redeem any shares (including the Founder Shares) and Private Units (and underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the proposed initial Business Combination (or to sell any shares in a tender offer in connection with a proposed Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Company’s memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the Founder Shares and Private Units (and underlying securities) shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

The Company has 15 months from the closing of the IPO (or until May 24, 2021) to consummate a Business Combination (“Business Combination Date”). However, if the Company is not able to consummate a Business Combination on or before the Business Combination Date, the Company, by resolutions of the board of the Company, at the request of the initial shareholders, may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months to complete a Business Combination) (the “Combination Period”), subject to the Company’s initial shareholders depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate a Business Combination to be extended, the Company’s initial shareholders and their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account up to $1,380,000 ($0.10 per share), up to an aggregate of $2,760,000 or approximately $0.20 per share, on or prior to the date of the applicable deadline, for each three month extension. In the event that the Company receives notice from the initial shareholders five days prior to the applicable deadline to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. However, the Company’s initial shareholders and their affiliates or designees are not obligated to fund the Trust Account to extend the time to consummate a Business Combination.

If the Company is unable to complete a Business Combination by the Business Combination Date and if the Company fails to receive an extension requested by the Company’s initial shareholders by or before the Business Combination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account plus any pro rata interest earned on the funds held in the Trust Account (net of any taxes payable and less up to $50,000 of interest to pay liquidation expenses).

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and private shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor and its officers has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933 as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor and the officers of the Company will have to indemnify the Trust Account due to claims of creditors by endeavoring to vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Articles 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 21, 2020, as well as the Company’s Current reports on Form 8-K, as filed with the SEC on February 28, 2020. The interim results for the three and nine months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2020 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash Held in Trust Account

At March 31, 2020, the assets held in the Trust Account were invested in a treasury securities fund.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2020, 13,411,495 ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

Total offering costs amounted to $5,758,283, including fair value placed on the Representative’s Shares and Representative’s Warrants, at $1,035,000 and $1,640,028, respectively. Of the total $5,758,283 transaction cost, the cash transaction costs amounted to $3,083,255, of which $2,415,000 was underwriting fees, including $402,500 deferred underwriting commission, payable at the consummation of the Business Combination (as described below), and $668,255 of other offering costs of legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. All of the transaction costs were charged to the equity of the Company.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the British Virgin Islands. In accordance with British Virgin Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) initial public offering, (ii) the exercise of the over-allotment option and (iii) private placement units, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. The warrants derived from the public units are exercisable to purchase 6,900,000 shares of ordinary shares and warrants derived from the private placement units are exercisable to purchase 175,000 shares of ordinary shares, together 7,075,000 in the aggregate.

The Company’s condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, of $792,381 at March 31, 2020, by the weighted average number of 13,800,000 redeemable ordinary shares outstanding since original issuance at March 31, 2020. Net loss per ordinary share, basic and diluted for non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to redeemable ordinary shares of $792,381, by the weighted average number of 3,903,500 non-redeemable ordinary shares outstanding for the period ended March 31, 2020. Net loss per ordinary shares, basic and diluted for non-redeemable ordinary shares is calculated by dividing the net income (loss) of (14,828) by the weighted average number of 3,450,000 non-redeemable ordinary shares outstanding for the period ended June 30, 2019.

Non-redeemable ordinary shares include the Founder Shares, Representative's Shares and ordinary shares underlying the Private Placement Units, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2020 and June 30, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statement.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 13,800,000 Units at a purchase price of $10.00 per Unit, which includes the underwriters’ full exercise of the over-allotment option in the amount of 1,800,000 Units. Each Unit consists of one ordinary share, no par value, one right, and one redeemable warrant (each whole warrant, a “Public Warrant”). Each right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of the Business Combination. Each Public Warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per full share (subject to certain adjustments) (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor, anchor investors and I-Bankers purchased an aggregate of 350,000 Private Units, of which 275,000 were purchased by the Company’s Sponsor, anchor investors and 75,000 by I-Bankers, for an aggregate purchase price of $3,500,000. Each Private Unit consists of one ordinary share (“Private Share”), one right (“Private Right”) and one warrant (“Private Warrant”). Each Private Right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of the Business Combination. Each warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per full share. The net proceeds from the private placement was added to the proceeds from the IPO being held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the net proceeds from the sale of the private placement will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and Private Units and all underlying securities will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2018, the Company issued 1,437,500 ordinary shares to its initial shareholders (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.017 per share. In January and February 2020, the Company effected 2 for 1 and 1.2 for 1 share dividends, respectively, for each ordinary share outstanding, resulting in the initial shareholders owning an aggregate of 3,450,000 Founder Shares. The share dividends are retroactively restated in the accompanying condensed financial statements.

Of the 3,450,000 Founder Shares, 450,000 shares were subject to forfeiture by the initial shareholders to the extent that the underwriters’ over-allotment is not exercised in full or in part. As a result of the underwriters’ election to fully exercise their over-allotment option, 450,000 Founder Shares are no longer subject to forfeiture.

Additionally, subject to certain limited exceptions, the initial shareholders have agreed to escrow (and not transfer any ownership interest in) their Founder Shares, excluding any Units or shares comprising Units acquired by the initial shareholders in the offering or in the open market: (i) with respect to 50% of the Founder Shares for a period ending on the earlier of the six month anniversary of the Business Combination or the date on which the closing price of the ordinary shares exceeds $12.50 for any 20 trading days within a 30-trading day period following the closing of the Business Combination and (ii) with respect to the other 50% of the Founder Shares for a period ending on the six month anniversary of the closing of the Business Combination, unless approved by the Company’s public stockholders. However, if, after a Business Combination, there is a transaction whereby all the outstanding shares are exchanged or converted into cash (as they would be in a post-asset sale liquidation) or another issuer’s shares, then the Founder Shares (or any ordinary shares thereunder) shall be permitted to come out of escrow to participate. In addition, all initial shareholders have agreed to escrow (and not transfer any ownership interest in) their Private Units (or any securities comprising the Private Units), excluding any Units acquired by initial shareholders in the Proposed Offering or in the open market, until thirty (30) days following the closing of the Business Combination.

Promissory Note — Related Party

The Company’s initial shareholders has signed a promissory note (the “Note”) to loan the Company up to $300,000 to be used for the IPO. The Note was non-interest bearing, unsecured and due on the earlier of December 31, 2020 or the closing of the IPO. On February 24, 2020, the total outstanding balance of $182,500 of the Note was repaid.

Advance from Related Party

As of February 24, 2020, the initial shareholders had advanced an aggregate of $103,171 to the Company, of which $78,121 was advanced by Mr. Chunyi (Charlie) Hao, the Company’s Chairman, Chief Financial Offer and director, and $25,050 was advanced by an affiliate of one of the initial shareholders of the Company. Of the $103,171, $78,121 was repaid on February 24, 2020 and $23,050 out of $25,050 was repaid as of March 31, 2020. As of March 31, 2020, $2,000 advanced by an affiliate of one of the initial shareholders of the Company remained outstanding. On April 13, 2020, the Company repaid the outstanding $2,000 in full.

Administrative Support Arrangement

The Company entered into an administrative support agreement with an affiliate of the Company’s officers (the “Service Party”), pursuant to which commencing on February 19, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Service Party up to a maximum of $120,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fees shall be paid on a quarterly basis at $30,000 per quarter until the maximum fee is reached, or if earlier, until the consummation of the Company’s Business Combination or liquidation. As of March 31, 2020, the Company had paid $13,334 for services rendered under this agreement.

At March 31, 2020, $16,666 of the balance in prepaid expenses and other current assets was related to this support arrangement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit (the “Working Capital Units”). As of March 31, 2020 and June 30, 2019, no Working Capital Loans were issued.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders and/or their affiliates or designees must deposit into the Trust Account up to an aggregate of $2,760,000 for a total of two extensions. Any such payments would be made in the form of a loan. The terms of the loan in connection with the loan have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risk and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial positions and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into by and among the Company, the initial shareholders, anchor investors and I-Bankers on February 19, 2020, the holders of the Founder Shares, Private Units (and underlying securities), and Working Capital Units (and underlying securities) will be entitled to registration rights. The holders of a majority-in-interest of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination.

Business Combination Marketing Agreement

The Company has engaged I-Bankers as an advisor in connection with the Company’s Business Combination to assist the Company in holding meetings with the Company’s shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. Pursuant to the Company’s agreement with I-Bankers, (i) if the amount of cash held in the Trust Account immediately prior to the Business Combination, after redemptions, is at least 50% of the gross proceeds of the IPO, then the advisory fees payable to I-Bankers will be 2.75% of the cash remaining in the Trust Account, (ii) if the amount of cash held in the Trust Account immediately prior to the Business Combination, after redemptions, is less than 50% of the gross proceeds of the IPO, then the advisory fees payable to I-Bankers will be 1.375% of the gross proceeds of the IPO, and (iii) notwithstanding (i) and (ii) above, if the amount of cash held in the Trust Account immediately prior to the Business Combination, after redemptions, is less than $20,000,000, then the advisory fees payable to I-Bankers will be paid in a combination of cash and securities in the same proportion as the cash and securities consideration paid to the target and its shareholders in the Business Combination, provided that in no event shall the cash portion of such advisory fees be less than $1,000,000.

Deferred Underwriting Commission

The deferred underwriting commission of $402,500 is to be paid out of the Trust Account to I-Bankers and EarlyBird only on completion of the Company’s Business Combination. The deferred offering commission will be paid only upon consummation of a Business Combination. If the business combination is not consummated, such deferred offering commission will be forfeited. None of the underwriters will be entitled to any interest accrued on the deferred offering commission.

Representative’s Shares

On February 24, 2020, the Company issued an aggregate of 103,500 Representative’s Shares to I-Bankers and EarlyBird, in connection with their services as underwriters for the IPO. The underwriters have agreed not to transfer, assign or sell any of Representative’s Shares until the completion of the Company’s initial Business Combination. In addition, the underwriters agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to the Representative’s Shares if the Company fails to complete its initial Business Combination within the Combination Period.  Based on the IPO price of $10.00 per Unit, the fair value of the 103,500 ordinary shares was $1,035,000, which was an expense of the IPO resulting in a charge directly to shareholders’ equity upon the completion of the IPO.

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of the Company in connection with the IPO, pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

Representative’s Warrants

On February 24, 2020, the Company issued an aggregate of 690,000 Representative’s Warrants, exercisable at $12.00 per full share, to I-Bankers and EarlyBird, in connection with their services as underwriters for the IPO. The Representative’s Warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement of the Company and the closing of the Company’s initial Business Combination and terminating on the fifth anniversary of such effectiveness date. The underwriters have each agreed that neither it nor its designees will be permitted to exercise the warrants after the five year anniversary of the effective date of the registration statement. The Company accounted for the 690,000 Representative’s Warrants as an expense of the IPO resulting in a charge directly to shareholders’ equity. The fair value of Representative’s Warrants was estimated to be approximately $1,640,028 (or $2.38 per warrant) using the Black-Scholes option-pricing model. The fair value of the Representative’s Warrants granted to the Underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 31.5%, (2) risk-free interest rate of 1.536%, share price at $10.00 with a strike price at $12.00 and (3) expected life of five years.

The Representative’s Warrants and such shares purchased pursuant to the Representative’s Warrants have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 360 days immediately following the date of the effectiveness of the registration statement pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 360 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 360 days immediately following the effective date of the registration statement except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners. The Representative’s Warrants grant to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the ordinary shares issuable upon exercise of the Representative’s Warrants. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of ordinary shares issuable upon exercise of the Representative’s Warrants may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the Representative’s Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price.

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares, no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of March 31, 2020 and June 30, 2019 respectively, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares, no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2020 and June 30, 2019, respectively, there were 13,411,495 and 0 ordinary shares subject to redemption. At March 31, 2020 and June 30, 2019, there were 4,292,005 and 3,450,000 ordinary shares not subject to redemption, respectively.

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of the Business Combination, even if the holder of such right redeemed all ordinary shares held by him, her or it in connection with the Business Combination or an amendment to the Company’s Amended and Restated Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination as the consideration related thereto has been included in the unit purchase price paid for by investors in the IPO. The shares issuable upon exchange of the public rights will be freely tradable (except to the extent held by affiliates of the Company).

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) twelve (12) months from the effective date of the registration statement relating to the IPO. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

Private Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The warrant exercise (for both Public Warrant and Private Warrant) price is adjusted, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.50 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination, and (z) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Price”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the Market Price.

The Company may call the warrants for redemption (excluding the Private Warrants, any outstanding Representative’s Warrants, and any warrants underlying units issued to the Sponsor, initial shareholders, officers, directors or their affiliates in payment of Working Capital Loans made to the Company), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,
●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period ending on the third trading business day prior to the notice of redemption to warrant holders, and
●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the warrants for redemption as described above, management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and June 30, 2019 and indicates the fair value of held to maturity securities as follows.

At March 31, 2020, the entire Trust Account was invested in a treasury securities fund.

		March 31, 2020	June 30, 2019
Description	Level
Assets
Treasury securities fund	1	$138,792,381	$—

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, other than previously disclosed, that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to East Stone Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Double Ventures Holdings Limited, a British Virgin Islands business company with limited liability. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the British Virgin Islands with limited liability (meaning our shareholders have no liability, as members of the Company, for the liabilities of the Company over and above the amount already paid for their shares) formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private units, our shares, debt or a combination of cash, shares and debt.

The issuance of additional shares in our initial business combination:

●	may significantly dilute the equity interest of investors who do not have pre-emption rights in respect of any such issue;
●	may subordinate the rights of holders of ordinary shares if the rights, preferences, designations and limitations attaching to the preferred shares are created by amendment of our memorandum and articles of association by resolution of the board of directors and preferred shares are issued with rights senior to those afforded our ordinary shares;
●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our ordinary shares.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. Our plans to raise capital or to consummate our initial business combination may not be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 9, 2018 (inception) through March 31, 2020 were organizational activities, those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020 and for the nine months ended March 31, 2020, we had net income of $667,661 and $658,159, respectively, which consists of interest income on marketable securities held in a trust account in the United States at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”), $762,485, offset by operating costs of $(94,824) and $(104,327), respectively.

Liquidity and Capital Resources

On February 24, 2020, we consummated the initial public offering of 12,000,000 units (“Units”) and the sale of an additional 1,800,000 Units pursuant to the full exercise by the underwriters in the initial public offering (the “Underwriters”) of their over-allotment option at a price of $10.00 per Unit, generating aggregate gross proceeds of $138,000,000. Simultaneously with the closings of the initial public offering and the sale of the additional Units, we consummated the sales of an aggregate of 350,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,500,000.

On February 24, 2020, in connection with the initial public offering, we issued to the representative of the Underwriters and its designee a total of 103,500 ordinary shares and 690,000 warrants, exercisable at $12.00 per full share (or an aggregate exercise price of $8,280,000) (“Representative’s Warrants”). A total of $138,000,000 of the net proceeds from the initial public offering and the Private Placement Units was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by CST, acting as trustee.

In connection with the initial public offering and the private placement, a total of $138,000,000 was placed in the Trust Account. The total transaction costs relating to the initial public offering amounted to $5,758,283, including fair value of Representative’s Shares and Representative’s Warrants. Of the amount $5,758,283, $3,083,255 was cash costs of the transaction, consisting of $2,415,000 of underwriting fees, of which $402,500 has been deferred to the consummation of the Business Combination, and $668,255 of other offering costs.

As of March 31, 2020, we had marketable securities held in the Trust Account of $138,762,485 (including approximately $762,485 of interest income) consisting of U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2020, we did not withdraw any funds from the interest earned on the Trust Account.

 We intend to use substantially all of the net proceeds of the initial public offering and the sale of the Private Placement Units, including the funds held in the trust account (excluding any deferred underwriting commissions and certain advisory fees to I-Bankers Securities, Inc., the representative of the Underwriter (“I-Bankers”)), to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock are used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of March 31, 2020, we had cash of $480,112 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the initial shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares if $1,500,000 of notes were so converted, as well as 150,000 rights to receive 15,000 ordinary shares and 150,000 warrants to purchase 75,000 shares) at the option of the lender. If we do not complete an initial business combination, the loans will only be repaid with funds not held in the Trust Account, and only to the extent available. We do not expect to seek loans from parties other than the initial shareholders, the Company’s officers and directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay East Stone Capital Limited, an affiliate of our executive officers, a quarterly fee of $30,000 (up to $120,000 in the aggregate) for office space, utilities and secretarial and administrative services. We began incurring these fees on February 20, 2020 and will continue to incur these fees quarterly until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation (up to a maximum of $120,000 in the aggregate).

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

 Ordinary Shares Subject to Possible Redemption

 We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

 Recent Accounting Pronouncements

 Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity from August 9, 2018 (inception) through March 31, 2020 relates to our formation, the preparation for our initial public offering and the search of targets for our initial business combination. We did not have any financial instruments that were exposed to market risks on March 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated February 19, 2020 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Additionally, in light of recent developments relating to the COVID-19 pandemic, the Company is supplementing in this Quarterly Report with the following risk factor:

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected.  Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

Other than as disclosed herein, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated February 19, 2020 filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2018, we issued an aggregate of 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.017 per share, with 625,000 shares issued to our Sponsor, of which Mr. Chunyi (Charlie) Hao, our Chairman and Chief Financial Officer, is the sole director, 625,000 shares issued to Navy Sail International Limited, of which Mr. Hao is the sole director, and 187,500 shares issued to Mr. Hao. In January 2020, we performed a share split whereby each ordinary share was sub-divided into two shares, resulting in our initial shareholders holding an aggregate of 2,875,000 founder shares (up to 375,000 shares of which were subject to forfeiture to the extent that the underwriters' over-allotment option was not exercised in full). In February 2020, we effected a 1.2 for 1 share dividend for each ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 3,450,000 founder shares (up to 450,000 shares of which were subject to forfeiture to the extent to that the underwriters’ over-allotment option was exercised in full). Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each of our initial shareholders is an accredited investor for purposes of Rule 501 of Regulation D. No underwriting discounts or commissions were paid with respect to such sales.

On February 24, 2020, we consummated the initial public offering of 12,000,000 Units. Each Unit consists of one ordinary share of the Company, no par value (the “Ordinary Shares”), one warrant of the Company (“Warrant”), with each Warrant entitling the holder thereof to purchase one-half of one Ordinary Share for $11.50 per whole share and one right to receive one-tenth (1/10) of one ordinary share upon consummation of the Company’s initial business combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $120,000,000.

Pursuant to that certain underwriting agreement, dated February 19, 2020, the Company granted the Underwriters a 30-day option to purchase up to 1,800,000 additional Units solely to cover over-allotments, if any (the “Over-Allotment Option”). Simultaneously with the consummation of the initial public, the Underwriters exercised the Over-Allotment Option in full.

On February 19, 2020, the Company issued an aggregate of 103,500 Ordinary Shares (the “Representative’s Shares”) to I-Bankers, and its designee, EarlyBirdCapital, Inc. (“EarlyBird”), in connection with their services as underwriters for the initial public offering and as a result of the full exercise of the Over-Allotment Option. Such Ordinary Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On February 24, 2020, the Company issued an aggregate of 690,000 Representative’s Warrants, exercisable at $12.00 per full share, to I-Bankers and its designee, EarlyBird, in connection with their services as underwriters for the initial public offering and as a result of the full exercise of the Over-Allotment Option.

Simultaneously with the closing of the initial public, pursuant to that certain unit subscription agreements, dated as February 20, 2020 (the “Private Placement Agreements”), by and between each of our Sponsor, I-Bankers, Hua Mao and Cheng Zhao, on the one hand, and the Company, on the other hand, completed the private sale of an aggregate of 350,000 Private Placement Units, at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,500,000. Pursuant to the Private Placement Agreement, 167,000 Private Placement Units were purchased by the Sponsor, an aggregate of 108,000 Private Placement Units were purchased by Hua Mao and Cheng Zhao separately and not together, and 75,000 Private Placement Units were purchased by I-Bankers.

The Private Placement Units are identical to the Units sold in the initial public offering, except that warrants that are part of the Private Placement Units are not redeemable by the Company so long as they are held by the original holders or their permitted transferees. In addition, for as long as the warrants that are part of the Private Placement Units are held by I-Bankers or its designees or affiliates, they may not be exercised after five years from the effective date of the Registration Statement. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2), Regulation D and/or Regulation S of the Securities Act.

A total of $138,000,000 of the net proceeds from the initial public offering and the Private Placement Units was placed in the Trust Account.

We paid a total of $2,012,500 in underwriting discounts and commissions excluding deferred underwriting discount $402,500 and $668,255 for other costs and expenses related to the initial public offering.

I-Bankers and EarlyBird agreed to defer $402,500 in underwriting commission (the “Deferred Commission”) until the completion of the Company’s initial business combination, if any, which Deferred Commission would be paid out of the Trust account to I-Bankers and EarlyBird. Such funds will be released only upon consummation of an initial business combination, as described in the Registration Statement. If the business combination is not consummated, such Deferred Commission will be forfeited. None of the underwriters will be entitled to any interest accrued on the Deferred Commission.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Rights Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
10.1	Letter Agreement, dated February 19, 2020, by and among the Company, its initial shareholders, anchor investors, directors and officer. (1)
10.2	Investment Management Trust Agreement, dated February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Administrative Support Agreement, dated February 19, 2020, by and between the Company and East Stone Capital Limited. (1)
10.4	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and the Sponsor. (1)
10.5	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and I-Bankers. (1)
10.6	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and Hua Mao. (1)
10.7	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and Cheng Zhao. (1)
10.8	Registration Rights Agreement, dated as of February 19, 2020, by and between the Company and certain securityholders. (1)
10.9	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Xiaoma (Sherman) Lu. (1)
10.10	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Chunyi (Charlie) Hao. (1)
10.11	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Michael S. Cashel. (1)
10.12	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Sanjay Prasad. (1)
10.13	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and William Zielke. (1)
10.14	Share Escrow Agreement, dated as of March 4, 2020, by and among the Company, the Initial Shareholders and Continental Stock Transfer & Trust Company. (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

East Stone Acquisition Corporation

Date: May 13, 2020	By:	/s/ Xiaoma (Sherman) Lu
Name: Xiaoma (Sherman) Lu
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chunyi (Charlie) Hao
Name: Chunyi (Charlie) Hao
Title: Chief Financial Officer (Principal Financial and Accounting Officer)