Form 10-K
period 2020-06-30
East Stone Acquisition Corp
filed 2020-09-21
CIK 1760683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The Nasdaq Capital Market on February 20, 2020 and the registrant’s ordinary shares, warrants and rights began trading on The Nasdaq Capital Market on March 17, 2020. The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the ordinary shares on June 30, 2020, as reported on the Nasdaq Capital Market, was $138,892,890. Ordinary shares held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 17, 2020, there were 17,703,500 ordinary shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this annual report on Form 10-K:

●	references to “we,” “us,” “the Company” or “our company” refer to East Stone Acquisition Corporation, a BVI business company with limited liability;

●	references to our “anchor investors” refer to Hua Mao and Cheng Zhao, who purchased our anchor units;

●	references to our “anchor units” refer to an aggregate of 108,000 units we sold to the anchor investors simultaneously with the closing of our initial public offering;

●	references to the “BVI” refer to the British Virgin Islands;

●	references to the “Companies Act” and the “Insolvency Act” refer to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003 of the British Virgin Islands, respectively and in each case as amended;

●	references to “founder shares” refer to the 3,450,000 ordinary shares currently held by the initial shareholders (as defined below);

●	references to “I-Bankers” refer I-Bankers Securities, Inc.;

●	references to the “I-Bankers units” or “representative units” refer to the 75,000 private units we sold privately to I-Bankers and/or its designees simultaneously with the closing of our initial public offering;

●	references to our “initial shareholders” refer to our sponsor (as defined below), Navy Sail International Limited, a BVI business company with limited liability, of which our Chairman and Chief Financial Officer, Mr. Chunyi (Charlie) Hao, is the sole director, and any of our officers or directors that hold founder shares;

●	references to our “insider units” refer to the 167,000 units we sold privately to our sponsor and/or its designees simultaneously with the closing of our initial public offering;

●	references to our “management” or our “management team” refer to our officers and directors;

●	references to “private units” refer to the insider units, the anchor units and the I-Bankers units;

●	references to “ordinary shares” refer to the ordinary shares of no par value in our company;

●	references to “private shares,” “private rights” and “private warrants” refer to the ordinary shares, rights and warrants, respectively, included within the private units;

●	references to “public rights” refer to the rights sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	references to our “public shares” refer to ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and references to “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	references to our “public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	references to “public units” refer to the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	references to our “rights” refers to the rights sold as part of the units in our initial public offering as well as the concurrent private placement;

●	references to our “sponsor” refer to Double Ventures Holdings Limited, a BVI business company with limited liability, the sole director of which is Chunyi (Charlie) Hao, our Chairman and Chief Financial Officer; and

●	references to our “warrants” refer to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants underlying units issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial business combination.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business

Overview

We are an early stage blank check company recently incorporated as a British Virgin Islands business company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. Although we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination, we intend to focus on businesses primarily operating in the financial services industry or businesses providing technological services to the financial industry, commonly known as fintech, in North America and Asia-Pacific.

We believe the financial services industry has experienced a significant amount of change over the last several years as new companies providing technology, software, and digital platforms have entered the market. According to an article titled “Global Fintech Investment Hits Record $111.8B in 2018” published by KPMG in February 2019, there was over $31 billion invested in fintech companies in 2017 alone. Fintech companies exist across many industries within financial services, including banking technology, payment and financial transaction processing, capital markets, wealth management, insurance, and financial management systems. We believe that fintech companies have proven to be successful with multiple business models and strategic objectives. The objective of fintech companies can range from improving the efficiency of traditional financial services companies, to introducing new products and creating new markets, to those focused on disrupting traditional financial services companies with competitive products. Fintech is impacting the financial services sector broadly in the following aspect:

●	Fintech companies tend to snatch away the revenues of traditional financial institutions and force them to be more competitive and vibrant;

●	Technology disrupts the logic of traditional financial institutions and empowers them to adjust their strategic direction;

●	Electronic channel services occupy the entrance, driving traditional financial institutions to achieve full channel integration and coordination;

●	Innovations in fintech companies have sprung up, inspiring traditional financial institutions to innovate their business models;

●	Business innovation drives management innovation, forcing traditional financial institutions to reform their organizational model and IT architecture.

We intend to capitalize on the ability of our management team and the broad network our management team and members of the board of directors have built up over their respective professional career to identify, acquire, and operate a business in the proposed business of our initial business combination that may provide opportunities for attractive long-term risk-adjusted returns, though we reserve the right to pursue an acquisition opportunity in any business or industry.

Business Strategy

Our business strategy is to utilize our management team’s past to identify and complete our initial business combination with a company that our management believes, with proper utilization of our network and experience, has compelling potential for value creation.

We believe our management team and members of our board have experience in:

●	Operating companies, setting and changing strategies, and identifying, mentoring and recruiting exceptional talent;

●	Developing and growing companies, both organically and through strategic transactions and acquisitions, and expanding the product range and geographic footprint of a number of target businesses;

●	Investing in leading private and public technology companies to accelerate their growth and maturation; and

●	Accessing the capital markets, including financing businesses and helping companies transition to public ownership.

Market Opportunity

Although we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination, we intend to focus on businesses within the fintech business with an overall transaction value between $300 million and $1.0 billion. Broadly, fintech can refer to any innovation in how people transact business, from money transfers, check deposit over smartphone, bypassing a bank for credit application, loaning money for small business instantly, or investing into money market fund without in-person assistance. According to “2018 US Fintech Market Report” by S&P Global, capital has been pouring into the fintech industry where payments, insurance technology, investment and capital technology, digital lending, banking technology and financial media are taking the center stage. As indicated in the article titled Global Fintech Investment Hits Record $111.8B in 2018 by KPMG, global fintech investment in 2018 reached $111.8 billion with investment in Asia taking the lead up to $22.7 billion. The chart below presents an evolved ecosystem of financial services.

Source: Capgemini Financial Services Analysis, 2019

Investment in core and infrastructure technology for the financial services sector is needed to keep pace with innovation. According to the CB Report, the capital markets ecosystem suffers from a current over-reliance on legacy technologies, which are on average 38 years old. In contrast, the “information explosion” is causing increasing challenges with the management of data and information, as shown in the charts below.

Source: Global Intech Report Q3 2019 by CB Insight

Source: IDC “Data Age 2025 Study” (sponsored by Seagate)

The rapid evolution of the capital markets technology landscape has translated into significant investment in companies focused on back-office applications and functions, as indicated by the number of capital investments made in the front office, middle office and back office within the same time frame in the chart below.

Source: Global Intech Report Q3 2019 by CB Insight

We have not narrowed our business combination target in any particular fintech business, however, we do believe the following areas of the fintech business are exposed to exponential growth.

Online Lending.    Online lending based on big data analytics has grown where traditional bank lending fails to cover or under covers. Around 2 billion people worldwide are unbanked, ignored or technically not accessible by traditional banks or mainstream financial services companies, per Accenture analysis of World Bank and UN figures in its May 2017 report titled Fintech — Did Someone Cancel the Revolution. Those who are ignored or out of reach by traditional financial services are being served by advanced online lending technologies.

Big Data, Cloud Computing and Credit Analytics.    Big data powered by cloud computing provides financial lenders the power to enhance credit rating and credit risk control. Bid data opens up a frontier to financial institutions to service those unbanked and/or underbanked customers.

Mobile Phone Payment.    Mobile phone payment has been deployed quickly where cash payment can be eliminated creating fast and efficient transactions. However, smart phone payment is regulated differently in different countries by their respective financial authorities causing deployment of the technology unevenly worldwide.

Smart Contract.    Smart contract utilizes computer programs, often in block chain, to automatically execute contracts between two or more parties in a variety of business in financial services, commercial transactions, B to B services, or B to C services, in lending, loan repayment, mortgaging, reducing costs in the conventional flow of documents and enhancing accuracy and security of the flow of documents.

Insurtech.    Insurtech is short for “insurance technology.” It represents the emergence of new technologies that are transforming the insurance industry by reducing costs for consumers and insurance companies, improving efficiency, and enhancing customer satisfaction. Insurtech is seen to be a disruptor to the property and casualty homogenous insurance segment. Mass computing ability, scenario-based setting and growth are key strengths of Insurtech companies. Insurtech incorporates AI and online-to-offline (O2O) integration by tapping into casualty P&C homogeneous-like auto insurance and health insurance segments.

Insurtech has been applied in areas such as AI-powered anti-fraud solutions for the P&C insurance industry. Insurtech provides a digitized platform allowing customers to acquire all of their P&C in one place, suitable to small businesses. This digitalized market place is designed to improve insurance agency processes and efficiency.

According to KPMG’s March 2019 report titled “Insurtech 10: Trends for 2019,” insurtech trends in the arears of digital risk reduction, digitizing customers, behaviorial science, AI and machine learning, vehicle-focused coverage (as opposed to driver-focused insurance), and big data.

As reported by Insurance Journal in May 2019, more than $1 billion was invested in 85 insurtech deals in the first quarter of 2019.

According to a March 2019 report titled Regulation and Supervision of Fintech by KPMG, fintech is moving from “under the regulatory” and is attracting growing responses and supervisory scrutiny, and according to the CB Report, the regulatory landscape is more complex than ever, giving rise to new business opportunities. The chart below presents the number of mentions of financial service regulation terms in the media from the beginning of 2012 to the first half of 2019.

Acquisition Criteria

We seek to identify companies that have compelling market presence and a combination of the following characteristics. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe have the following attributes:

●	Strong and noticeable presence in its market. We intend to focus on investment in an industry segment that has a noticeable presence in its market;

●	First mover in its niche market. When pursuing our business combination, we look for targets that are early leaders in their niche market and which set trends in their products and/or services;

●	Differentiated products or services. A company with differentiated products or services offers investors a long term investment opportunity and we certainly spend time and resources to assess our business combination in this regard;

●	Seasoned management team. We intend to spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment and/or upgrade the team over time if needed;

●	Widely-applicable technology & scalable model offering appealing growth potential. Our management believes that technology-driven solutions that are widely applicable and scalable have a unique window of opportunity to create advantages that will grow with the industry;

●	Stable and reputable customer base. We seek target businesses that have a stable and reputable customer base, with systematic advantages which are generally able to employ risk management measures to endure economic downturns, industry consolidation, changing business preferences and other unfavorable business environments that may negatively impact their customers, suppliers and competitors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 24, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With a trust account in the amount of $138,826,973 as of June 30, 2020, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. This amount is after payments of $402,500 to the underwriters in our initial public offering for deferred underwriting commissions and $3,795,000 to I-Bankers, the representative of the underwriters, for certain business combination-related advisory fees. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to complete our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sources of Target Businesses

We expect to receive a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities from the network built up by our management team and by the members of our Board. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that, so long as our securities are listed on Nasdaq, our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions, certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, our management have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we have conducted and will continue to conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review are conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business or Businesses

So long as our securities are listed on Nasdaq, the target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions, certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination. So long as our securities are listed on Nasdaq, if we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account (less any deferred underwriting commissions, certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities (although our memorandum and articles of association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). If we issue securities in order to consummate such an initial business combination, our shareholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our shareholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Since we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an “investment company” under the Investment Company Act. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

Although we may seek shareholder approval before we effect our initial business combination, we may not do so for business or legal reasons (so long as such transaction does not require shareholder approval under the Companies Act or the rules of Nasdaq). Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether we expect shareholder approval would be required under the Companies Act for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target with a subsidiary of the company	No
Merger of the company with a target	Yes
Entering into contractual agreements with a target to obtain control	No

Additionally, under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

We also may be required to obtain shareholder approval if we wish to take certain actions in connection with our initial business combination such as adopting an incentive stock plan or amending our charter. So long as we maintain a listing of our securities on Nasdaq, we are required to comply with such rules.

Ability to Extend Time to Complete Business Combination

We have until May 24, 2021 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by May 24, 2021, we may, by resolution of our board if requested by our sponsor, extend such date to consummate a business combination up to two times, each by an additional three months (up until November 24, 2021 to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our initial shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension $1,380,000 (or $0.10 per share) on or prior to the date of the applicable deadline, up to an aggregate of $2,760,000, or approximately $0.20 per share. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Redemption Rights for Public Shareholders upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of June 30, 2020 is approximately $10.00 per share (subject to increase of up to an additional approximately $0.20 per share in the event that our sponsor elects to extend such date to consummate a business combination, as described in more detail in this report). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by certain advisory fees we will pay to I-Bankers. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer.

We intend to hold a shareholder vote in connection with our business combination. In such case, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon consummation of the initial business combination.

If we seek shareholder approval, we will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares, private shares and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination. As a result, we would need only 4,307,376 of the 13,800,000 public shares, or approximately 31.2%, sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the consummation of our initial business combination.

In no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 prior to or upon the consummation of our initial business combination after payment of the deferred underwriting commission. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public shareholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Notwithstanding the foregoing, if we do not decide to hold a shareholder vote in conjunction with their initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), we will conduct redemptions pursuant to the tender offer rules of the SEC and our memorandum and articles of association. In such case, we will:

●	offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to consummating our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of ordinary shares that would permit us to maintain net tangible assets of at least $5,000,001 prior to or upon the consummation of our initial business combination after payment of the deferred underwriting commission. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 prior to or upon the consummation of our initial business combination after payment of the deferred underwriting commission (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our ordinary shares electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our shareholders, not just our public shareholders. Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with any such tender offer.

Limitation on Redemption Rights upon Consummation of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with our initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the shares sold in our initial public offering) for or against our initial business combination. We will resolve any disputes relating to whether a public shareholder is acting in concert or as a “group” either by requiring certifications under the penalty of perjury to such effect by public shareholders or via adjudication in court.

Permitted Purchases of Our Securities by Our Affiliates

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Although very unlikely, our initial shareholders, officers, directors and their affiliates could purchase sufficient shares so that the initial business combination may be approved without the majority vote of public shares held by non-affiliates. It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

As a consequence of any such purchases, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of a business combination.

Tendering Share Certificates in Connection With a Tender Offer or Redemption Rights

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on our initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him to deliver his certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery at or prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target by May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination by May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report). We may not be able to find a suitable target business and consummate our initial business combination by such dates. If we are unable to consummate our initial business combination by May 24, 2021 (or up to November 24, 2021 from the closing of our initial public offering if we extend such date to consummate a business combination, as described in more detail in this report), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

Following the redemption of public shares, we intend to enter “voluntary liquidation” which is the statutory process for formally closing and dissolving a company under the laws of the British Virgin Islands. Given that we intend to enter voluntary liquidation following the redemption of public shareholders from the trust account, we do not expect that the voluntary liquidation process will cause any delay to the payment of redemption proceeds from our trust account. In connection with such a voluntary liquidation, the liquidator would give notice to creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate to identify the company’s creditors, after which our remaining assets would be distributed. As soon as the affairs of the company are fully wound-up, the liquidator must complete his statement of account and file notice with the Registrar that the liquidation is complete. We would be dissolved once the Registrar issues a Certificate of Dissolution.

Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares and private units if we fail to consummate our initial business combination within the applicable period from the closing of our initial public offering.

However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless in the event we do not consummate our initial business combination by May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report). We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

Additionally, in any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the liquidation amounts payable to them.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00 (based on the trust account balance as of June 30, 2020). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.00, plus interest (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor and our officers agreed that they will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.00 per share and our sponsor asserts that it is unable to satisfy any applicable obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.00 per share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of September 18, 2020, we had access to up to approximately $780,000 not placed in the trust account (approximately $389,000 as of June 30, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), then there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue”. A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the British Virgin Islands Courts for an order setting aside that payment or transaction in whole or in part.

Additionally, if we enter insolvent liquidation under the Insolvency Act, the funds held in our trust account will likely be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account you may not be able to return to our public shareholders the liquidation amounts due them.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any deferred underwriting commissions, certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding rights and warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Indemnity

Our sponsor, Xiaoma (Sherman) Lu (our Chief Executive Officer) and Chunyi (Charlie) Hao (our Chairman and Chief Financial Officer) have agreed that they will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor, Mr. Lu or Mr. Hao, have sufficient funds to satisfy its indemnity obligations and believe that their only assets are securities of our company. We believe the likelihood of our sponsor, Mr. Lu and Mr. Hao having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary and intend to continue doing so to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, ordinary shares, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this report contains financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, GAAP, or IFRS and the historical financial statements must be audited in accordance with the standards of PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 15-month (or up to 21-month, as applicable) time frame.

We are required to have our internal control procedures evaluated for the fiscal year ending June 30, 2020 required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following February 24, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A.  Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the following risks and all the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even if a majority of our public shareholders do not support such a combination.

If we do not decide to hold a shareholder vote in conjunction with our initial business combination for business or other legal reasons (so long as shareholder approval is not required by the Companies Act or the rules of Nasdaq), we will conduct redemptions pursuant to the tender offer rules of the SEC and our memorandum and articles of association. Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting, provided that we were not seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Furthermore, shareholder approval would not be required pursuant to the Companies Act if our initial business combination were structured as a purchase of assets, a purchase of stock of the target not involving a merger with us, or a merger of the target into a subsidiary of our company, or if we otherwise entered into contractual arrangements with a target to obtain control of such company. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of the date of this report, our initial shareholders owns approximately 24.2% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. If we or our sponsor purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors is divided into two classes, each of which generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only one-half of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 prior to or upon the consummation of our initial business combination after payment of the deferred underwriting commission or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our memorandum and articles of association requires us to provide all of our public shareholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 prior to or upon the consummation of our initial business combination after payment of the deferred underwriting commission, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of ordinary shares that would permit us to maintain net tangible assets of at least $5,000,001 prior to or upon the consummation of our initial business combination after payment of the deferred underwriting commission. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report) may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report). Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report). We may not be able to find a suitable target business and consummate our initial business combination by such dates. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to consummate our initial business combination by such dates, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the rights and warrants will be worthless.

We have until May 24, 2021 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by May 24, 2021, we may, by resolution of our board if requested by our sponsor, extend such date to consummate a business combination up to two times, each by an additional three months (up to November 24, 2021 to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account for each three month extension $1,380,000 (or $0.10 per share) on or prior to the date of the applicable deadline, up to an aggregate of $2,760,000, or approximately $0.20 per share. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. Consequently, such loans might not be made on the terms described in this report. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless.

If we seek shareholder approval of our business combination, our sponsor, directors, officers and their affiliates may elect to purchase shares from shareholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of ordinary shares in the open market or in privately negotiated transactions by our sponsor, directors, officers or their affiliates may make it difficult for us to maintain the listing of our ordinary shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, directors, officers or their affiliates purchase ordinary shares in the open market or in privately negotiated transactions, the public “float” of our ordinary shares and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, ordinary shares, warrants and rights are listed on Nasdaq. There can be no assurances that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. There can be no assurances that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our ordinary shares is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our units, ordinary shares, warrants and rights are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means that we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

If we seek shareholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our memorandum and articles of association provides that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering. Your inability to redeem more than an aggregate of 15% of the shares sold in our initial public offering will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us for the payment of our tax obligations, may not be sufficient to allow us to operate until May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share (based on the balance of our trust account as of June 30, 2020 and excluding $50,000 of interest to pay dissolution expenses) or potentially less than $10.00 per share on our redemption, and our rights and warrants will expire worthless.

If funds available to us outside of the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may not be able to complete our initial business combination.

As of June 30, 2020, we had $389,361 held outside the trust account that is available to us to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may only receive $10.05 per share (based on the balance of our trust account as of June 30, 2020 and excluding $50,000 of interest to pay dissolution expenses), or less in certain circumstances and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Although these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If we liquidate, distributions, or part of them, may be delayed while the liquidator determines the extent of potential creditor claims.

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete our initial business combination by May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), this will trigger the required redemption of our ordinary shares using the available funds in the trust account pursuant to our memorandum and articles of association, resulting in our repayment of available funds in the trust account. Following which, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

As soon as our affairs are fully wound-up, if we were to liquidate, the liquidator must complete his statement of account and will then notify the Registrar of Corporate Affairs in the British Virgin Islands (the “Registrar”) that the liquidation has been completed. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court, which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

In any liquidation proceedings of the company under British Virgin Islands law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we may not be able to return to our public shareholders the redemption amounts payable to them.

Our directors may decide not to enforce indemnification obligations against our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below $10.00 per share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

●	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our principal activities subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds are restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share (based on the balance of our trust account as of June 30, 2020 and excluding $50,000 of interest to pay dissolution expenses), on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

The British Virgin Islands, together with several other non-European Union jurisdictions, have recently introduced legislation aimed at addressing concerns raised by the Council of the European Union as to offshore structures engaged in certain activities which attract profits without real economic activity. With effect from January 1, 2019, the Economic Substance (Companies and Limited Partnerships) Act, 2018 (the “ESA”) came into force in the British Virgin Islands introducing certain economic substance requirements for British Virgin Islands tax resident companies which are engaged in certain “relevant activities”, which in the case of companies incorporated before January 1, 2019 will apply in respect of financial years commencing June 30, 2019 onwards. However, it is not anticipated that the company itself will be subject to any such requirements prior to any business combination and thereafter the company may still remain out of scope of the legislation or else be subject to more limited substance requirements. Although it is presently anticipated that the ESA will have little material impact on the company or its operations, as the legislation is new and remains subject to further clarification and interpretation it is not currently possible to ascertain the precise impact of these legislative changes on the company.

We are not subject to the supervision of the Financial Services Commission of the British Virgin Islands and so our shareholders are not protected by any regulatory inspections in the British Virgin Islands.

We are not an entity subject to any regulatory supervision in the British Virgin Islands by the Financial Services Commission. As a result, shareholders are not protected by any regulatory supervision or inspections by any regulatory agency in the British Virgin Islands and the company is not required to observe any restrictions in respect of its conduct save as disclosed in this report or its memorandum and articles of association.

If we are unable to consummate our initial business combination by May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we are unable to consummate our initial business combination by May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), we will be required to redeem our public shares from the trust account pursuant to our memorandum and articles of association.

However, if at any time we are deemed insolvent for the purposes of the Insolvency Act (i.e. (i) we fail to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (ii) execution or other process issued on a judgment, decree or order of a British Virgin Islands Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (iii) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), we are required to immediately enter insolvent liquidation. In these circumstances, a liquidator will be appointed who will give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our assets would be distributed. Following the process of insolvent liquidation, the liquidator will complete its final report and accounts and will then notify the Registrar. The liquidator may determine that he requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders. In such liquidation proceedings, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account we cannot assure you we will be able to return to our public shareholders the amounts otherwise payable to them.

If we are deemed insolvent, then there are also limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would be, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue.” Where a payment was a risk of being a voidable transaction, a liquidator appointed over an insolvent company could apply to the British Virgin Islands Court for an order, inter alia, for the transaction to be set aside as a voidable transaction in whole or in part.

Our initial shareholders have waived their right to participate in any liquidation distribution with respect to the initial shares. We will pay the costs of our liquidation and distribution of the trust account from our remaining assets outside of the trust account. In addition, our sponsor, Mr. Lu and Mr. Hao have agreed that they will be liable to us, for all claims of creditors to the extent that we fail to obtain executed waivers from such entities in order to protect the amounts held in trust, except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure you that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure you that a creditor or shareholder will not file a petition with the British Virgin Islands Court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to our public shareholders.

If deemed to be insolvent, distributions made to public shareholders, or part of them, from our trust account may be subject to claw back in certain circumstances.

If we do not complete our initial business combination by May 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), and instead distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement entered into on the date of this report, our initial shareholders, anchor investors, I-Bankers and their permitted transferees can make up to three demands on or after the consummation of our initial business combination that we register for resale an aggregate of 3,450,000 founder shares, 167,000 insider units and underlying securities, 108,000 anchor units and underlying securities, 75,000 I-Bankers units and underlying securities, and up to 1,500,000 units, and underlying securities, issuable upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our ordinary shares that is expected when the securities owned by our sponsor, holders of our private units or their respective permitted transferees are registered.

Because we are not limited to any particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we intend to focus on fintech business in North America and Asia-Pacific, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that, so long as our securities are listed on Nasdaq, a target business have a fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions, certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of the performance of our management team as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. None of our officers or directors has had experience with any blank check companies in the past.

We may seek investment opportunities outside of our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but we may determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law or the rules of Nasdaq, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our rights and warrants will expire worthless.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

Subject to the requirement that, so long as our securities are listed on Nasdaq, our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions, certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our shareholders.

We are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Our board of directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our shareholders and likely present other risks.

Our memorandum and articles of association authorize the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. We may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination (although our memorandum and articles of association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity).

However, our memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our memorandum and articles of association, like all provisions of our memorandum and articles of association, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 24, 2021 (or up to November 24, 2021) from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

Although no such issuance of ordinary or preferred shares will affect the per share amount available for redemption from the trust account, the issuance of additional ordinary or preferred shares:

●	may significantly dilute the equity interest of investors in our initial public offering, who will not have pre-emption rights in respect of such an issuance;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights created by amendment of our memorandum and articles of association by resolution of the directors senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, ordinary shares, rights and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and our rights and warrants will expire worthless.

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares, rights or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our actual PFIC status for our current taxable year may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any future taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would likely be unavailable with respect to our rights and warrants.

We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

U.S. federal income tax reform could adversely affect us and holders of our units.

We could be adversely affected by changes in applicable U.S. tax laws, regulations, or administrative interpretations thereof. For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act, enacted in December 2017, resulted in fundamental changes to the Code. This legislation, among other things, changes the U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We continue to examine the impact this tax reform legislation may have on us. The impact of this tax reform, or of any future administrative guidance interpreting provisions thereof, on holders of our units is uncertain and could be adverse. This report does not discuss any such tax legislation or the manner in which it might affect holders of our units. We urge prospective investors to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our units.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is likely that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is likely that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will to be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our officers, directors and key personnel, some of whom may join us following our initial business combination. The loss of our officers, directors, or key personnel could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us. Additionally, we do not intend to have any full time employees prior to the consummation of our initial business combination.

The role of such persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers also may become aware of business opportunities, which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us. Our directors and/or executives are currently managing or will be managing other businesses similar to the market opportunities we are pursuing business combination.

Furthermore, certain of our directors and/or executives may enter into blank check companies by serving either directors and/or executives. In order to minimize potential conflicts of interest which may arise from multiple affiliations, Messrs. Lu and Hao will be required to present all suitable target businesses to the Company prior to presenting them to such other blank check company, unless such opportunity is expressly offered to Messrs. Hao and Lu solely in their capacity as officers of such company.

The shares beneficially owned by our officers and directors may not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors have waived their right to redeem their founder shares, private shares, shares underlying private rights or private warrants, or any other ordinary shares acquired in our initial public offering or thereafter, or to receive distributions with respect to their founder shares, private shares, or shares underlying private rights or private warrants upon our liquidation if we are unable to consummate our initial business combination, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the trust account). Accordingly, these securities will be worthless if we do not consummate our initial business combination. Any rights and warrants they hold, like those held by the public, will also be worthless if we do not consummate an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our directors also serve as officers and board members for other entities. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent account firm regarding the fairness to our shareholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our shareholders, whether or not a conflict of interest may exist.

Since our sponsor will lose its entire investment in us if our initial business combination is not consummated and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In October 2018, we issued an aggregate of 1,437,500 founder shares to our initial shareholders for an aggregate purchase price of $25,000, or approximately $0.017 per share, with 625,000 shares issued to our sponsor, Double Ventures Holdings Limited, of which Mr. Chunyi (Charlie) Hao, our Chairman and Chief Financial Officer, is the sole director, 625,000 to Navy Sail International Limited, of which Mr. Hao is the sole director, and 187,500 shares issued to Mr. Hao. In January 2020, we performed a share split whereby each ordinary share was sub-divided into two shares, resulting in our initial shareholders holding an aggregate of 2,875,000 founder shares. The founder shares will be worthless if we do not consummate an initial business combination. In February 2020, we effected a 1.2 for 1 share dividend for each ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 3,450,000 founder shares. In addition, our sponsor (and/or its designees), together with our anchor investors, have purchased an aggregate of 275,000 private units in a private placement, each consisting of one ordinary share, one right to receive one-tenth (1/10) of one ordinary share, and one warrant to purchase one-half (1/2) of one ordinary share, for an aggregate purchase price of $2,750,000 that will also be worthless if we do not consummate our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination (although our memorandum and articles of association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, and the sale of the private units, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of June 30, 2020, $138,826,973 was available for completing our initial business combination (which includes $402,500 for the payment of deferred underwriting commission).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

Our management team and our shareholders may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act. Even though we may own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate our initial business combination with which a substantial majority of our shareholders do not agree.

Since we have no specified percentage threshold for redemption contained in our memorandum and articles of association, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public shareholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or our sponsor, officers, directors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 prior to or upon the consummation of our initial business combination after payment of the deferred underwriting commission. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public shareholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Holders of rights and warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the rights and warrants will expire and holders will not receive any of such proceeds with respect to the rights and warrants. In this case, holders of rights and warrants are treated in the same manner as holders of rights and warrants of blank check companies whose units are comprised of shares, rights and warrants, as the rights and warrants in those companies do not participate in liquidating distributions. If a business combination is not approved, the rights and warrants will expire and will be worthless.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the public warrant at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of ordinary shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered ordinary shares for cash even if the prospectus relating to the ordinary shares issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise a warrant if the issuance of ordinary shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No public warrants will be exercisable for cash and we will not be obligated to issue ordinary shares unless the ordinary shares issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to have our securities listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the ordinary shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our initial shareholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the warrants upon consummation of our initial business combination or exercise of the warrants. Accordingly, the warrants may expire worthless.

Our rights and warrants may have an adverse effect on the market price of our ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued rights to receive 1,380,000 of our ordinary shares and warrants to purchase 6,900,000 of our ordinary shares, as part of the units offered in our initial public offering, rights to receive 35,000 of our ordinary shares and warrants to purchase 175,000 of our ordinary shares, as part of a private placement. The warrants are exercisable at a price of $11.50 per full share, subject to adjustment. We have also issued representative’s warrants exercisable for 690,000 ordinary shares at an initial exercise price of $12.00 per share, subject to adjustment. In addition, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, make certain loans to us, up to $1,500,000 of which may be converted upon consummation of our initial business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares if $1,500,000 of notes were so converted, as well as 150,000 rights to receive 15,000 ordinary shares and 150,000 warrants to purchase 75,000 shares). To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding ordinary shares and reduce the value of the ordinary shares issued to complete the business transaction. Therefore, our rights and warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

●	we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.50 per ordinary share,

●	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and

●	the market value is below $9.50 per share,

then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the market price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the market price. This may make it more difficult for us to consummate an initial business combination with a target business.

The ability of our public shareholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public shareholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public shareholders may have to remain shareholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait until May 24, 2021 from the closing of our initial public offering (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

We intend to offer each public shareholder the option to vote in favor of the proposed business combination and still seek redemption of such shareholders’ shares.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders, officers or directors) the right to have his, her or its ordinary shares redeemed for cash (subject to the limitations described elsewhere in this report) regardless of whether such shareholder votes for or against such proposed business combination; provided that a shareholder must in fact vote for or against a proposed business combination in order to have his, her or its ordinary shares redeemed for cash. If a shareholder fails to vote for or against a proposed business combination, that shareholder would not be able to have his ordinary shares so redeemed. We will consummate our initial business combination only so long as (after any redemption) we have net tangible assets of at least $5,000,001 prior to or upon such consummation after payment of the deferred underwriting commission and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

A public shareholder that fails to vote either in favor of or against a proposed business combination will not be able to have his shares redeemed for cash.

In order for a public shareholder to have his shares redeemed for cash in connection with any proposed business combination, that public shareholder must vote either in favor of or against a proposed business combination. If a public shareholder fails to vote in favor of or against a proposed business combination, whether that shareholder abstains from the vote or simply does not vote, that shareholder would not be able to have his ordinary shares so redeemed to cash in connection with such business combination.

We will require public shareholders who wish to redeem their ordinary shares in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our memorandum and articles of association, we are required to provide at least 10 days advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a shareholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, shareholders may not become aware of the opportunity to redeem their shares.

Redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public shareholders who wish to redeem their ordinary shares in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our ordinary shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

The provisions of our memorandum and articles of association relating to the rights and obligations attaching to our ordinary shares, including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended prior to the consummation of our initial business combination with the approval of the holders of 65% (or 50% if for the purposes of approving, or in conjunction with, the consummation of our initial business combination) of our outstanding ordinary shares attending and voting on such amendment at the relevant meeting, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our memorandum and articles of association to facilitate the consummation of our initial business combination that a significant number of our shareholders may not support.

Many blank check companies have a provision in their charter, which prohibits the amendment of certain of its provisions, including those, which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our memorandum and articles of association provides that, prior to the consummation of our initial business combination, its provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which beneficially own approximately 24.2% of our ordinary shares as of the date of this report, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 24, 2021 (or up to November 24, 2021) from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the rights and warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private units, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the rights and warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

If we do not hold an annual meeting of shareholders until after the consummation of our initial business combination, shareholders will not be afforded an opportunity to elect directors and to discuss company affairs with management until such time.

Unless otherwise required by law or the rules of Nasdaq, we do not currently intend to call an annual meeting of shareholders until after we consummate our initial business combination. If our shareholders want us to hold a meeting prior to our consummation of our initial business combination, they may do so by members holding not less than thirty percent of voting rights in respect of the matter for which the meeting is requested making a request in writing to the directors in accordance with Section 82(2) of the Companies Act. Under British Virgin Islands law, we may not increase the required percentage to call a meeting above thirty percent. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Once listed on Nasdaq, an active trading market for our securities may never develop or, if developed, it may not be sustained. Additionally, if our securities become delisted from Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities not listed on a national exchange, the liquidity and price of our securities may be more limited than if we were listed on Nasdaq or another national exchange. You may be unable to sell your securities unless a market can be established and sustained.

Our securities may not continue to be listed on Nasdaq in the future, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, we cannot assure you of this or that our securities will continue to be listed on Nasdaq in the future. Additionally, in connection with our business combination, Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	a reduced liquidity with respect to our securities;

●	a determination that our ordinary shares are a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or International Financial Reporting Standard as issued by the International Accounting Standards Board (“IFRS”), and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 15-month (or up to 21-month, as applicable) time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended June 30, 2020. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may re-domicile or continue out of the British Virgin Islands into, another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business or re-domicile or continue out of from the British Virgin Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of our business will likely subject us to foreign regulation.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because we are incorporated under British Virgin Islands law.

We are a company incorporated under the laws of the British Virgin Islands. As a result, it may be difficult for investors to enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our memorandum and articles of association, the Companies Act and the common law of the British Virgin Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under British Virgin Islands law are governed by the Companies Act and the common law of the British Virgin Islands. The common law of the British Virgin Islands is derived from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the British Virgin Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under British Virgin Islands law may not be as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the British Virgin Islands has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in British Virgin Islands law for derivative actions to be brought in certain circumstances, shareholders in BVI companies may not have standing to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States. Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

The British Virgin Islands Courts are also unlikely:

●	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and

●	to impose liabilities against us, in original actions brought in the British Virgin Islands, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

There is no statutory recognition in the British Virgin Islands of judgments obtained in the United States, although the courts of the British Virgin Islands will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that the U.S. judgment:

●	the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process;

●	is final and for a liquidated sum;

●	the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company;

●	in obtaining judgment there was no fraud on the part of the person in whose favor judgment was given or on the part of the court;

●	recognition or enforcement of the judgment would not be contrary to public policy in the British Virgin Islands; and

●	the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a British Virgin Islands Court may give effect in the British Virgin Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our board of directors, management or controlling shareholders than they would as public shareholders of a U.S. company.

Our memorandum and articles of association permit the board of directors by resolution to amend our memorandum and articles of association, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our memorandum and articles of association permits the board of directors by resolution to amend certain provisions of the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors by amendment to relevant provisions of the memorandum and articles of association and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by May 24, 2021 (or up to November 24, 2021) from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

We may seek investment opportunities with a financially unstable business or in its early stages of development.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

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

The development of fintech is in its early stage and any adverse development in fintech market may adversely affect our business and results of operations.

Fintech, as defined by Financial Stability Board, is “technically enabled financial innovation that could result in new business models, applications, processes or products with an associated material effect on financial markets and institutions and the provision of financial services”. As of today, consumers and investors are benefiting from both the emergence of new fintech solutions and the evolution of exiting financial services providers. This has generated a wide range of financial services and products more efficiently and effectively. Some established fintech business today make only light or early-stage use of the technologies to deliver new products and services to reach their customers in different financial segments. However, fintech companies are not all profitable. Fintech companies’ failure to achieve profitability may have a negative impact in our business and operation.

There is no assurance that a fintech business may be embraced and welcomed by users in the market place. Any negative sentiment to fintech business may adversely affect our business and results of operations.

As a relatively new technology, fintech has only recently been deployed in the market place of digital payment, digital wallet, mobile phone banking, distributed financial record keeping, peer to peer lending, credit rating by artificial intelligence, financial cloud computing, big data and analytics in financial services to individual credit, etc. However, there can be no assurance that those in the banking database will welcome the emergence of new technology in the financial system. If privacy and privacy protection are not adequately paired up, consumers may refuse to embrace the deployment of fintech and may refuse to receive services from fintech. Therefore, our business and operation may adversely be impacted by the reverse of the market.

We are subject to regulatory risks with regard to the deployment of fintech, which could negatively affect our business, results of operations and financial position.

Fintech is already delivering significant benefits to consumers and investors; to financial services firms and financial market infrastructure; and to financial stability and financial inclusion. The increase use of fintech solutions and emerging technologies also brings risk, to which regulators and supervisors are responding. Fintech is moving from “under the regulatory” and is attracting growing responses and supervisory scrutiny per a report titled Regulation and Supervision of Fintech by KPMG in March 2019. Fintech industry regulation differs greatly from country to country. We foresee that the industry is subject to further governmental supervision and regulation by governmental authorities in the country where fintech are to be deployed. We will see governmental authorities are likely to issue new laws, rules and regulations governing the financial transactions via fintech platform, in the areas of cyber security, open banking, outsourcing of cloud computing, data and AI and accounting and regulatory treatment. We cannot assure you that we are able to successfully foresee any changes in law and regulations which may adversely affect our reputation, business, financial condition and results of operations upon our initial business combination.

Erosion or loss of user confidence in fintech could adversely impact our business, results of operations and financial condition. Financial transaction involving fintech may suffer from hacking and fraud risks, which may adversely erode user confidence in the technology and reduce demand for our products and services.

Transactions involving fintech are entirely digital and, as with any virtual system, face risk from hackers, malware and operational glitches. Hackers can target fintech platform to gain unauthorized access to transactions performed by and over fintech. Certain features of fintech, such as decentralization, the open source protocols, and peer-to-peer connectivity, may increase the risk of fraud or cyber-attack by potentially reducing the likelihood of a coordinated response. Fintech users may suffer from hacking risks and may face financial losses, which may erode the confidence of fintech users, adversely affecting the operation of our business and negatively affect demand for our products.

The functionality of most fintech platform relies on the Internet. A significant disruption of Internet connectivity could adversely affect our business, results of operations and financial condition.

We may be subject to information technology system failures or network disruptions caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. System redundancy and other continuity measures may be ineffective or inadequate, and our business continuity and disaster recovery planning may not be sufficient for all eventualities. Such a significant disruption of Internet connectivity affecting large numbers of users or geographic areas could impede the functionality of a fintech platform by, among other things, preventing users access, interfering with transactions on fintech platform.

Risks Associated with Acquiring and Operating a Business Outside of the United States

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in our initial public offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our ordinary shares, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, certain members of our management team will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Such economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. Some foreign jurisdictions may be inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

Many of the economies in Asia are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

While many of the economies in Asia have experienced rapid growth over the last two decades, they currently are experiencing inflationary pressures. As governments take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. There also may be imposition of price controls. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

Many industries in Asia are subject to government regulations that limit or prohibit foreign investments in such industries, which may limit the potential number of acquisition candidates.

Governments in many Asian countries have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries. As a result, the number of potential acquisition candidates available to us may be limited or our ability to grow and sustain the business, which we ultimately acquire will be limited.

If a country in Asia enacts regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our initial business combination could be severely impaired.

Many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or limit foreign investment in industries in which we want to complete our initial business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

●	levying fines;

●	revoking our business and other licenses;

●	requiring that we restructure our ownership or operations; and

●	requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

Corporate governance standards in Asia may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, shareholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently maintain our executive offices at 25 Mall Road, Suite 330, Burlington, MA 01803. The cost for this space is included in the $10,000 per month fee (up to $120,000 in the aggregate) that the Company pays East Stone Capital Limited, an affiliate of our executive officers, for office space, utilities and secretarial and administrative services. We believe, based on rents and fees for similar services in Burlington, MA that this amount is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, ordinary shares, warrants and rights are each traded on the Nasdaq Capital Market under the symbols “ESSCU,” “ESSC”, “ESSCW” and “ESSCR,” respectively. Our units commenced public trading on February 20, 2020, and our ordinary shares, warrants and rights commenced public trading on March 17, 2020.

(b)	Holders

On September 17, 2020, there was 5 holders of record of our units, 10 holders of record of our ordinary shares, 1 holder of record of our warrants and 1 holder of record of our rights.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds

On February 24, 2020, we consummated our initial public offering of 12,000,000 units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $120,000,000. I-Bankers acted as sole book running manager and EarlyBirdCapital, Inc. (“EarlyBird”) acted as co-manager. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-235949). The SEC declared the registration statement effective on February 19, 2020. Pursuant to the underwriting agreement, dated February 19, 2020, we granted the underwriters in the initial public offering a 30-day option to purchase up to 1,800,000 additional units solely to cover over-allotments. Simultaneously with the consummation of our initial public offering, the underwriters exercised the over-allotment option in full.

On February 19, 2020, we issued an aggregate of 103,500 ordinary shares (the “representative’s shares”) to I-Bankers, and its designee, EarlyBird, in connection with their services as underwriters for the initial public offering and as a result of the full exercise of the over-allotment option. Such ordinary shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On February 24, 2020, we issued an aggregate of 690,000 warrants, exercisable at $12.00 per full share (the “representative’s warrants”), to I-Bankers and its designee, EarlyBird, in connection with their services as underwriters for the initial public offering and as a result of the full exercise of the over-allotment option.

Simultaneously with the closing of the initial public, pursuant to that certain unit subscription agreements, dated as February 20, 2020 (the “Private Placement Agreements”), by and between each of our sponsor, I-Bankers, Hua Mao and Cheng Zhao, on the one hand, and the Company, on the other hand, completed the private sale of an aggregate of 350,000 units (the “private placement units”), at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to us of $3,500,000. Pursuant to the Private Placement Agreement, 167,000 private placement units were purchased by our sponsor, an aggregate of 108,000 private placement units were purchased by Hua Mao and Cheng Zhao separately and not together, and 75,000 private placement units were purchased by I-Bankers.

The private placement units are identical to the units sold in the initial public offering, except that warrants that are part of the private placement units are not redeemable by the Company so long as they are held by the original holders or their permitted transferees. In addition, for as long as the warrants that are part of the private placement units are held by I-Bankers or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement of our initial public offering. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the private placement units was made pursuant to the exemption from registration contained in Section 4(a)(2), Regulation D and/or Regulation S of the Securities Act.

A total of $138,000,000 of the net proceeds from the initial public offering and the private placement units was placed in the trust account.

We paid a total of $2,012,500 in underwriting discounts and commissions excluding deferred underwriting discount $402,500 and $668,255 for other costs and expenses related to the initial public offering.

I-Bankers and EarlyBird agreed to defer $402,500 in underwriting commission (the “deferred commission”) until the completion of the Company’s initial business combination, if any, which deferred commission would be paid out of the Trust account to I-Bankers and EarlyBird. Such funds will be released only upon consummation of an initial business combination. If the business combination is not consummated, such deferred commission will be forfeited. None of the underwriters will be entitled to any interest accrued on the deferred commission.

Pursuant to the business combination marketing agreement we entered into with I-Bankers in connection with the Company’s initial public offering, I-Bankers agreed to serve as our advisor in connection with our business combination and will receive the following compensation upon consummation of our business combination, (i) if the amount of cash held in the trust account immediately prior to the business combination, after redemptions, is at least 50% of the gross proceeds of the offering hereunder, then the advisory fees payable to I-Bankers will be 2.75% of the cash remaining the trust account in cash, (ii) if the amount of cash held in the trust account immediately prior to the business combination, after redemptions, is less than 50% of the gross proceeds of the offering hereunder, then the advisory fees payable to I-Bankers will be 1.375% of the gross proceeds of the offering, and (iii) notwithstanding (i) and (ii) above, if the amount of cash held in the trust account immediately prior to the business combination, after redemptions, is less than $20,000,000, then the advisory fees payable to I-Bankers will be paid in a combination of cash and securities in the same proportion as the cash and securities consideration paid to the target and its shareholders in the business combination, provided that in no event shall the cash portion of such advisory fees be less than $1,000,000.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Form 10-K.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this report as of June 30, 2020 and for the period from August 9, 2018 (inception) through June 30, 2019. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this report.

	June 30, 2020	For the Period from February 9, 2018 (Inception) through June 30, 2019

Income Statement Data:
Loss from operations	$275,927	$14,828
Interest and other income	826,973	—
Net Income	$551,046	$(14,828)
Weighted average shares outstanding of redeemable ordinary	13,800,000	—
Basic and diluted net income per ordinary share	$0.04	$—
Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500	3,000,000
Basic and diluted net income per ordinary share	$(0.07)	$(0.00)

Cash Flow Data:
Net cash used in operating activities	$(465,106)	$(14,778)
Net cash used in investing activities	$(138,000,000)	$—
Net cash provided by financing activities	$138,806,745	$62,500

Balance Sheet Data:
Cash	$389,361	$47,722
Total assets	$139,418,819	$145,222
Total liabilities	$440,856	$—
Ordinary shares subject to possible redemption	$133,977,960	$—
Total shareholder’s equity	$5,000,003	$10,172

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer East Stone Acquisition Corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

East Stone Acquisition Corporation (the “Company”) is a blank check company incorporated in the British Virgin Islands on August 9, 2018 (“inception”). The Company was incorporated for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses primarily operating in the financial services industry or businesses providing technological services to the financial industry, commonly known as “fintech businesses” in the region of North America and Asia-Pacific. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

Results of Operations

As of June 30, 2020, the Company had not yet commenced any operations. All activity through June 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and since the closing of IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company anticipates it will generate income in the form of interest income from the proceeds derived from the IPO and placed in Trust Account (as defined below) as described below.

Liquidity and Capital Resources

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders prior to the IPO and such amount of proceeds from the sale of the Placement Units and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2020, the Company had $389,361 in its operating bank account, $138,826,973 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith and working capital of approximately $553,000.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its initial Business Combination. In addition, pursuant to the business combination marketing agreement we entered into with I-Bankers in connection with the Company’s initial public offering, I-Bankers agreed to serve as our advisor in connection with our business combination and will receive the following compensation upon consummation of our business combination, (i) if the amount of cash held in the trust account immediately prior to the business combination, after redemptions, is at least 50% of the gross proceeds of the offering hereunder, then the advisory fees payable to I-Bankers will be 2.75% of the cash remaining the trust account in cash, (ii) if the amount of cash held in the trust account immediately prior to the business combination, after redemptions, is less than 50% of the gross proceeds of the offering hereunder, then the advisory fees payable to I-Bankers will be 1.375% of the gross proceeds of the offering, and (iii) notwithstanding (i) and (ii) above, if the amount of cash held in the trust account immediately prior to the business combination, after redemptions, is less than $20,000,000, then the advisory fees payable to I-Bankers will be paid in a combination of cash and securities in the same proportion as the cash and securities consideration paid to the target and its shareholders in the business combination, provided that in no event shall the cash portion of such advisory fees be less than $1,000,000. To the extent necessary, the company’s Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit (the “Working Capital Units”).

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses or their representatives, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through May 24, 2021, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policy:

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Share subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Share (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Ordinary Share features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2020, the shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Through June 30, 2020, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on August 9, 2018. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-17 comprising a portion of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

East Stone Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of East Stone Acquisition Corporation (the “Company”) as of June 30, 2020 and 2019, and the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended June 30, 2020 and the period from August 9, 2018 (inception) through June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the year ended June 30, 2020 and the period from August 9, 2018 (inception) through June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by May 24, 2021, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

New York, New York

September 18, 2020

EAST STONE ACQUISITION CORPORATION
BALANCE SHEETS

	June 30, 2020	June 30, 2019

ASSETS
Current Assets
Cash	$389,361	$47,722
Deferred offering costs associated with initial public offering	—	97,500
Prepaid expenses and other current assets	202,485	—
Total current assets	591,846	145,222
Cash and investments held in Trust Account	138,826,973	—
Total assets	$139,418,819	$145,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$—	$25,050
Accrued offering cost	—	10,000
Accrued expenses	38,356	—
Promissory note payable – related party	—	100,000
Total current liabilities	38,356	135,050
Deferred underwriting commission	402,500	—
Total liabilities	440,856	135,050
Commitments and Contingencies
Ordinary shares subject to possible redemption, 13,397,796 shares at redemption value $10.00 per share	133,977,960	—
Shareholders’ Equity
Preferred shares in class A, B, C, D, and E, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 4,305,704 and 3,450,000 shares issued and outstanding (excluding 13,397,796 and -0- shares subject to redemption) at June 30, 2020 and June 30, 2019, respectively	4,463,785	25,000
Retained earnings (accumulated deficit)	536,218	(14,828)
Total Shareholders’ Equity	5,000,003	10,172
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,418,819	$145,222

The accompanying notes are an integral part of these financial statements.

EAST STONE ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended June 30, 2020		For the Period from August 9, 2018 (inception) through June 30, 2019
Operating costs	$275,927		$14,828
Loss from operations	(275,927)		(14,828)
Interest earned on investments held in Trust Account	826,973		—
Net income (loss)	$551,046		$(14,828)
Weighted average shares outstanding of redeemable ordinary shares	13,800,000	(1)	—
Basic and diluted net income per ordinary share	$0.04		$(0.00)
Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500	(3)	3,000,000 (2)
Basic and diluted net loss per ordinary share	$(0.07)		$(0.00)

(1)	Includes an aggregate of up to 13,397,796 shares subject to possible redemption on June 30, 2020
(2)	Excludes an aggregate of up to 450,000 shares held by the initial shareholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in part or in full (see Note 5).
(3)	Non-redeemable ordinary share includes 3,450,000 ordinary shares issued to initial shareholders, 350,000 private units and 103,500 ordinary shares (Representative Shares) issued to underwriters as part of the underwriting compensation.

The accompanying notes are an integral part of these financial statements.

EAST STONE ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity
Balance – August 9, 2018 (inception)	—	$—	$—	$—
Ordinary shares issued to initial shareholders	3,450,000	25,000	—	25,000
Net (loss)		—	(14,828)	(14,828)
Balance – June 30, 2019	3,450,000	25,000	(14,828)	10,172
Sales of 13,800,000 Units, net of underwriting discount and offering expenses	13,800,000	134,916,745	—	134,916,745
Sales of 350,000 Private Placement Units	350,000	3,500,000	—	3,500,000
Issuance of Representative Shares and Warrants in connection with the sale of units	103,500	—	—	—
Ordinary shares subject to possible redemption	(13,397,796)	(133,977,960)	—	(133,977,960)
Net (loss)	—	—	551,046	551,046
Balance – June 30, 2020	4,305,704	$4,463,785	$536,218	$5,000,003

The accompanying notes are an integral part of these financial statements.

EAST STONE ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year Ended June 30, 2020	For the Period from August 9, 2018 (inception) through June 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$551,046	$(14,828)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(826,973)	—
Changes in operating assets and liabilities
Advance from related party	(25,050)	50
Accrued expenses	38,356	—
Prepaid expense	(202,485)	—
Net cash used in operating activities	(465,106)	(14,778)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(138,000,000)	—
Net cash used in investing activities	(138,000,000)	—
Cash Flows from Financing Activities:
Proceeds from promissory note payable - related party	—	100,000
Repayment of promissory note payable – related party	(100,000)	—
Proceeds from sale of ordinary shares to initial shareholders	—	25,000
Proceeds from sale of 350,000 private placement units	3,500,000	—
Proceeds from sale of 13,800,000 units, net of underwriting discount paid	135,987,500	—
Offering costs	(580,755)	(62,500)
Net cash (used in) provided by financing activities	138,806,745	62,500
Net Change in Cash	341,639	47,722
Cash - Beginning of period	47,722	—
Cash - End of period	$389,361	$47,722

Non-cash investing and Financing Activities
Initial classification of ordinary shares subject to possible redemption	$133,416,830	$—
Change in value of ordinary shares subject to possible redemption	$561,130	$—
Payment and advances of offering costs by related party	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$10,000
Deferred underwriting commissions charged to equity	$402,500	$—

The accompanying notes are an integral part of these financial statements.

EAST STONE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

East Stone Acquisition Corporation (the “Company”) is a blank check company incorporated in the British Virgin Islands on August 9, 2018 (“inception”). The Company was incorporated for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses primarily operating in the financial services industry or businesses providing technological services to the financial industry, commonly known as “fintech businesses” in the region of North America and Asia-Pacific. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2020, the Company had not yet commenced any operations. All activity through June 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and since the closing of IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates income in the form of interest income from the proceeds derived from the IPO and placed in Trust Account (as defined below) as described below.

Initial Public Offering

The registration statement for the Company’s IPO was declared effective on February 19, 2020 (“Effective Date”). On February 24, 2020, the Company consummated the IPO of 13,800,000 units (the “Units” and, with respect to the ordinary shares underlying the Units sold, the “Public Shares”), which included the underwriters’ full exercise of over-allotment option, generating gross proceeds to the Company of $138,000,000.

Simultaneously with the closing of the IPO, the Company consummated the private placement of an aggregate of 350,000 Units (“Private Units”) at $10.00 per Unit, generating gross proceeds of $3,500,000. Pursuant to the unit subscription agreements entered into in connection with the private placement, 167,000 Private Units were purchased by the Double Ventures Holdings Limited (“Sponsor”), 108,000 Private Units were purchased by Hua Mao and Cheng Zhao (“anchor investors”) separately and not together, and 75,000 Private Units were purchased by I-Bankers Securities, Inc. (“I-Bankers”).

In connection to the Company’s IPO, the Company consummated the issuance an aggregate of 103,500 ordinary shares of the Company (“Representative’s Shares”) to the underwriters, of which 90,562 Representative’s Shares were issued to I-Bankers and 12,938 Representative’s Shares were issued to EarlyBirdCapital, Inc. (“EarlyBird”), respectively (Note 6).

Related to the closing of the IPO, the Company additionally granted to underwriters a total of 690,000 warrants, exercisable at $12.00 per share (or an aggregate exercise price of $8,280,000) (“Representative’s Warrants”), of which 601,500 Representative’s Warrants were granted to I-Bankers and 88,500 Representative’s Warrants were granted to EarlyBird (Note 6).

Offering costs, including the fair value of the Representative’s Shares and Representative’s Warrants, amounted to $5,758,283, consisting of $2,415,000 of underwriting fees which includes $402,500 of deferred underwriting fees, and $668,255 of other offering costs. The fair value of 103,500 Representative’s Shares, at approximately $1,035,000, and 690,000 Representative’s Warrants, at approximately $1,640,028, was charged to the equity of the Company.

Trust Account

Following the closing of the IPO, a total of $138,000,000 of the net proceeds from the IPO and the Private Units was placed in a trust account (“Trust Account”) which will be invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and which invest solely in U.S. Treasuries. Except for all interest income that may be released to the Company to pay taxes, and up to $50,000 to pay dissolution expenses, none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) the Company’s redemption of 100% of the outstanding Public Shares if the Company has not completed an initial Business Combination in the required time period; and (3) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company has 15 months (May 24, 2021) from the closing of the IPO to consummate a Business Combination (“Business Combination Date”). However, if the Company is not able to consummate a Business Combination on or before the Business Combination Date, the Company, by resolutions of the board of the Company, at the request of the initial shareholders, may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months to complete a Business Combination) (the “Combination Period”), subject to the Company’s initial shareholders depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate a Business Combination to be extended, the Company’s initial shareholders and their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account up to $1,380,000 ($0.10 per share), up to an aggregate of $2,760,000 or approximately $0.20 per share, on or prior to the date of the applicable deadline, for each three month extension. In the event that the Company receives notice from the initial shareholders five days prior to the applicable deadline to affect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. However, the Company’s initial shareholders and their affiliates or designees are not obligated to fund the Trust Account to extend the time to consummate a Business Combination.

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

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders prior to the IPO and such amount of proceeds from the sale of the Placement Units and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2020, the Company had $389,361 in its operating bank account, $138,826,973 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith and working capital of approximately $553,000.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its initial Business Combination. To the extent necessary, the company’s Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit (the “Working Capital Units”) (see Note 5).

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses or their representatives, reviewing corporate documents and material agreements of prospective target businesses, structuring, negotiating and completing a Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through May 24, 2021, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at redemption value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020 and June 30, 2019, 13,397,796 ordinary shares and zero ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering costs

Total offering costs amounted to $5,758,283, including fair value placed on the Representative’s Shares and Representative’s Warrants, at $1,035,000 and $1,640,028, respectively. Of the total $5,758,283 transaction cost, the cash transaction costs amounted to $3,083,255, of which $2,415,000 was underwriting fees and $668,255 of other offering costs of legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. All of the transaction costs were charged to the equity of the Company.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and June 30, 2019 respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the British Virgin Islands. In accordance with British Virgin Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net income (loss) per ordinary share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) initial public offering, (ii) the exercise of the over-allotment option and (iii) private placement units, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. The warrants derived from the public units are exercisable to purchase 6,900,000 ordinary shares and warrants derived from the private placement units are exercisable to purchase 175,000 ordinary shares, together 7,075,000 in the aggregate.  The Company has not considered the effect of the rights sold in the Initial Public Offering and Private Placement that convert into 1,415,000 ordinary shares, in the calculation of diluted income per share, since the conversion of the rights into ordinary shares is contingent upon the occurence of future events and would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares, is calculated by dividing the interest income earned on the Trust Account, of $826,973 at June 30, 2020, by the weighted average number of 13,800,000 redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for non-redeemable ordinary shares, is calculated by dividing the net income (loss), less income attributable to redeemable ordinary shares of $826,973, by the weighted average number of 3,903,500 non-redeemable ordinary shares outstanding for the period. Net loss per ordinary share for the period from August 9, 2018 (inception) through June 30, 2019 is calculated by dividing the net loss from operations of $14,828 by the weighted average number of 3,000,000 non-redeemable shares outstanding for the period.

Non-redeemable ordinary shares include the Founder Shares, Representative Shares, ordinary shares issued to underwriters as part of the underwriting compensation, and Private Placement Units, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investments held in Trust Account. Cash is maintained in accounts with financial institutions, which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2020 and 2019, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INTIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor, anchor investors and I-Bankers purchased an aggregate of 350,000 Private Units, of which 275,000 were purchased by the Company’s Sponsor and the anchor investors and 75,000 by I-Bankers, for an aggregate purchase price of $3,500,000. Each Private Unit consists of one ordinary share (“Private Share”), one right (“Private Right”) and one warrant (“Private Warrant”). Each Private Right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of the Business Combination. Each warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per full share. The net proceeds from the private placement was added to the proceeds from the IPO being held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the net proceeds from the sale of the private placement will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and Private Units and all underlying securities will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2018, the Company issued 1,437,500 ordinary shares to its initial shareholders (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.017 per share. In January and February 2020, the Company effected 2 for 1 and 1.2 for 1 share dividends, respectively, for each ordinary share outstanding, resulting in the initial shareholders owning an aggregate of 3,450,000 Founder Shares. The share dividends are retroactively restated in the accompanying financial statements.

Of the 3,450,000 Founder Shares, 450,000 shares were subject to forfeiture by the initial shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part. As a result of the underwriters’ election to fully exercise their over-allotment option, 450,000 Founder Shares are no longer subject to forfeiture.

Additionally, subject to certain limited exceptions, the initial shareholders have agreed to escrow (and not transfer any ownership interest in) their Founder Shares, excluding any Units or shares comprising Units acquired by the initial shareholders in the offering or in the open market: (i) with respect to 50% of the Founder Shares for a period ending on the earlier of the six month anniversary of the Business Combination or the date on which the closing price of the ordinary shares exceeds $12.50 for any 20 trading days within a 30-trading day period following the closing of the Business Combination and (ii) with respect to the other 50% of the Founder Shares for a period ending on the six month anniversary of the closing of the Business Combination, unless approved by the Company’s public shareholders. However, if, after a Business Combination, there is a transaction whereby all the outstanding shares are exchanged or converted into cash (as they would be in a post-asset sale liquidation) or another issuer’s shares, then the Founder Shares (or any ordinary shares thereunder) shall be permitted to come out of escrow to participate. In addition, all initial shareholders have agreed to escrow (and not transfer any ownership interest in) their Private Units (or any securities comprising the Private Units), excluding any Units acquired by initial shareholders in the Proposed Offering or in the open market, until thirty (30) days following the closing of the Business Combination.

Promissory Note — Related Party

The Company’s initial shareholders has signed a promissory note (the “Note”) to loan the Company up to $300,000 to be used for the IPO. The Note was non-interest bearing, unsecured and due on the earlier of December 31, 2020 or the closing of the IPO. On February 24, 2020, the total outstanding balance of $182,500 of the Note was repaid. The outstanding balance at June 30, 2020 and 2019 was $0 and $100,000, respectively.

Advance from Related Party

As of February 24, 2020, the initial shareholders had advanced an aggregate of $103,171 to the Company, of which $78,121 was advanced by Mr. Chunyi (Charlie) Hao, the Company’s Chairman, Chief Financial Offer and director, and $25,050 was advanced by an affiliate of one of the initial shareholders of the Company. At June 30, 2020, the Company has repaid all advances from related parties. At June 30, 2020 and June 30, 2019, there was no advance from related parties outstanding.

Administrative Support Arrangement

The Company entered into an administrative support agreement with an affiliate of the Company’s officers (“Service Party”), pursuant to which commencing on February 19, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Company’s officers up to a maximum of $120,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fees shall be paid on a quarterly basis at $30,000 per quarter until the maximum fee is reached, or if earlier, until the consummation of the Company’s Business Combination or liquidation. At June 30, 2020, the Company paid Service Party $43,334.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit (the “Working Capital Units”). At June 30, 2020 and June 30, 2019, no Working Capital Loans were issued.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial positions and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential merger with us if COVID-19 materially adversely affects their business operations and, therefore, the valuation of their business. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an unexpectedly long period of time, our ability to consummate a Business Combination may be materially adversely affected. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Representative’s Shares

On February 24, 2020, the Company issued an aggregate of 103,500 Representative’s Shares to the underwriters, in connection with their services as underwriters for the IPO. The underwriters have agreed not to transfer, assign or sell any of Representative’s Shares until the completion of the Company’s initial business combination. In addition, the underwriters agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to the Representative’s Shares if the Company fails to complete its initial Business Combination within the Combination Period.  Based on the IPO price of $10.00 per Unit, the fair value of the 103,500 ordinary shares was $1,035,000, which was an expense of the IPO resulting in a charge directly to shareholders’ equity upon the completion of the IPO.

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

Representative’s Warrants

On February 24, 2020, the Company issued an aggregate of 690,000 Representative’s Warrants, exercisable at $12.00 per full share to the underwriters, in connection with their services as underwriters for the IPO. The Representative’s Warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the registration statement of the Company and the closing of the Company’s initial Business Combination and terminating on the fifth anniversary of such effectiveness date. The underwriters have each agreed that neither it nor its designees will be permitted to exercise the warrants after the five year anniversary of the effective date of the registration statement. The Company accounted for the 690,000 warrants as an expense of the IPO resulting in a charge directly to shareholders’ equity. The fair value of Representative’s Warrants was estimated to be approximately $1,640,028 (or $2.38 per warrant) using the Black-Scholes option-pricing model. The fair value of the Representative’s Warrants granted to the Underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 31.5%, (2) risk-free interest rate of 1.536%, share price at $10.00 with a strike price at $12.00 and (3) expected life of five years.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares, no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2020 and June 30, 2019, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares, no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2020 and June 30, 2019, there were 13,397,796 and zero ordinary shares subject to redemption. At June 30, 2020 and June 30, 2019, there were 4,305,704 and 3,450,000 ordinary shares issued and outstanding.

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

Warrants — Warrant underlying units sold in the IPO (the “Public Warrants”) may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) twelve (12) months from the effective date of the registration statement relating to the IPO. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The warrants underlying the Private Units (the “Private Warrants”), if any, will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The Company may call the warrants for redemption (excluding the Private Warrants, any outstanding Representative’s Warrants, and any warrants underlying units issued to the Sponsor, initial shareholders, officers, directors or their affiliates in payment of Working Capital Loans made to the Company), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period ending on the third trading business day prior to the notice of redemption to warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the warrants for redemption as described above, management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and indicates the fair value of held to maturity securities as follows.

At June 30, 2020, the entire Trust Account was invested in a Treasury securities fund.

		June 30,
Description	Level	2020
Assets
Treasury securities fund	1	$138,826,973

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In connection with our initial public offering, in February 2020 we formed an advisory board comprised of our anchor investors, Mr. Hua Mao and Mr. Cheng Zhao. Following our initial public offering, such individuals assisted our management team in search of suitable acquisition targets. Messrs. Mao and Zhao were neither paid nor reimbursed for any out-of-pocket expenses in connection with the search of acquisition targets. On September 17, 2020, each of Messrs. Mao and Zhao resigned as advisors.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Xiaoma (Sherman) Lu	54	Chief Executive Officer and Director
Chunyi (Charlie) Hao	60	Chairman and Chief Financial Officer
Sanjay Prasad	57	Director
Michael S. Cashel	58	Director
William Zielke	75	Director

Mr. Xiaoma (Sherman) Lu has served as our Chief Executive Officer since our inception and one of our directors since February 2020. Mr. Lu is a founding partner and has been a managing director of East Stone Capital Limited, a private equity firm focusing on emerging industries, since October 2017. From January 2017 to November 2017, Mr. Lu served as the executive vice president of Kangde Investment Group, a Chinese company engaging in new energy and financial services and capital investment. Prior to that, Mr. Lu served as the chief executive officer of Wanda Investment Company and vice president of Wanda Financial Group, the investment and financial arms of Wanda Group, a China multinational conglomerate in the real estate, hospitality, retailing, entertainment and heath care, responsible for business expansion, capital investment, and cross board merger and acquisition in commercial real estate and entertainment business from May 2015 to December 2016. Mr. Lu served as the executive vice president of China Shenzhen Stock Exchange, one of the two primary stock exchanges in China, overseeing public company governance and securities offering from November 2012 to May 2015. Prior to Shenzhen Stock Exchange, Mr. Lu was a full-time non-executive board director at China Construction Bank from August 2010 to November 2012. Mr. Lu has also served in various positions and in different functions at State Street Corporation (NYSE: STT) from May 2005 to August 2010, a financial services and bank holding company headquartered in Boston with operations worldwide. Currently, Mr. Lu serves as independent director on the boards of Yango Group Co., Ltd. (000671.SZ), a China-based company principally engaged in the development and sale of real estate, Sailing Henan Investment, a private investment company, and BOC International (China) Co, Ltd., a private company providing securities brokerage and investment services in China. Mr. Lu received his Bachelor’s and Master’s degree in thermal engineering from Tsinghua University in Beijing, China and an MBA degree from Boston College. Mr. Lu is well qualified to serve as a director due to his extensive experience in finance and investment management across various industries.

Mr. Chunyi (Charlie) Hao has served as our Chairman of the Board and Chief Financial Officer since our inception. Mr. Hao is a founding partner and has been a managing director of East Stone Capital Limited, a private equity firm focusing on emerging industries, since October 2017. He served as chief executive officer and president of Shandong Haizhishe Energy Engineering Co., Ltd., a solar and wind engineering company in China, and was in charge of the daily operations and business development of the company from December 2015 to March 2019. Prior to that, Mr. Hao was an investment officer of Shanghai Guxin Investment Limited, a firm engaging in the investment of solar farms across China, from 2014 to June 2015.He served as chief financial officer at Delphi Automotive Corp (Saginaw Steering System) (“Delphi”) of General Motors Inc., overseeing joint venture operation across China and Asia Pacific from 1995 to 1998. Mr. Hao is an independent director of Cogobuy Group PLC (HKSE: 0400.HK), an e-commerce platform and distributor for electronic goods in China. He served as chief executive officer and director at China Fundamental Acquisition Corporation and a board director and president of China operations at Asia Automotive Acquisition Corporation, two SPACs in 2008 and 2005, respectively. Mr. Hao received his Bachelor’s degree in French from Beijing Language and Culture University, a Master of Arts degree from the University of Notre Dame and an MBA degree from Pace University. Mr. Hao is well qualified to serve as our Chairman due to his extensive experience with SPACs, as well as his expertise in management, finance and capital investments.

Mr. Sanjay Prasad has been serving as one of our directors since February 2020. He has been the founder, chief executive officer and president of Global Business Dimensions Inc., a manufacturer, seller and distributor of PC components, semiconductor and consumer electronic products, since June 1994. Mr. Prasad also founded Cinemagic Entertainment, a home cinema and audio video installation company, in June 2006 and Buyonlineled.com, a seller of LED lighting products, in April 2017. Mr. Prasad is a member of the New Jersey District Export Council. Mr. Prasad has helped numerous companies export their products overseas providing guidance on financing, export license controls and help in marketing to Asia, Europe and Middle East. Mr. Prasad received his Bachelor’s degree in industrial engineering from BIT India, Master’s degree in industrial engineering from Kansas State University and an MBA degree from Adelphi University. Mr. Prasad is well qualified to serve as a director due to his extensive experience in entrepreneurship and management across various countries.

Mr. Michael S. Cashel has been serving as one of our directors since February 2020. He is presently a managing director to CapMarkets IQ for his own entrepreneurship on August 5, 2020. Prior to Open door, he has served the Chief Operating Officer of Open Door Securities LLC from September 2019 to July 31, 2020. Prior to that, he was a business consultant for State Street from September 2018 to September 2019, and Senior Vice President of Fidelity Trading Ventures from 2012 to 2017, where he led the development of various trading technologies and analytics. Prior to that, he served as Senior Vice President and Head of Equities with Fidelity’s Capital Market Services from 2008 to 2012. Mr. Cashel has previously served in managerial positions at Bear Steans, Harborside Securities, ABN AMRO and Morgan Stanley. Mr. Cashel earned his bachelor’s degree from Saint Lawrence University and is actively licensed in Series 7, 9, 10, 24, 55, 63 and 99. Mr. Cashel is well qualified to serve as a director due to his extensive experience in finance and investment.

Mr. William Zielke has been serving as one of our directors since February 2020. He has been the Managing Partner of Automotive Advisory Partners LLC (“AAP”) since 2006, providing consulting services to companies in North American, Europe, China and Southeast Asia. Since November 2015, Zielke has been a member of the Board of Directors of DEEC Inc., a company focused on development of innovative high technology automotive products such as hydrogen injection into the combustion chamber of internal combustion engines and advanced Thermal Management Systems. From May 2010 to April 2013, Mr Zielke served initially as Board of Directors and Co-Chair of the Audit Committee, and later on served as Chief Executive Officer of Tongxin International Ltd. (“Tongxin”). Prior to formation of AAP, Zielke was employed by General Motors (Delphi after the spinoff from GM). Zielke was assigned to included Diesel Equipment, Rochester Products, AC Rochester, GM Europe (GM Luxembourg), AC Delco Systems, Delphi Energy and Engine Management Systems, Delphi Energy and Chassis Systems, and ACG Holdings. Functions performed by Zielke included Sales (OEM and Aftermarket), Marketing (OEM and Aftermarket), Business Development (Mergers and Acquisitions), Intellectual Property Management, and Manufacturing. Zielke received a BBA degree from the University Of Wisconsin – Whitewater and a MBA from Loyola University of Chicago. Additional Executive education was completed at Northwestern University (Vevey, Switzerland), INSEAD (Fontainebleau France), Duke, Thunderbird, and University of Michigan. Mr. Zielke is well qualified to serve as a director due to his extensive experience in operations and management.

Involvement in Certain Legal Proceedings

Except as described below, to the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (the “SEC”) or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

From May 2010 to April 2013, Mr Zielke, our director, served initially as a member of the Board of Directors and Co-Chair of the Audit Committee, and later on served as Chief Executive Officer of Tongxin. In January 2011, Mr. Zielke, together with certain current and former officers of Tongxin, was named as a defendant in a number of shareholder lawsuits (collectively, the “Shareholder Lawsuits”). Each of the Shareholder Lawsuits is a class action brought on behalf of the shareholders of Tongxin. The allegations in the Shareholder Lawsuits were substantially similar and alleged violations of Sections 10(b) and 20(a) of the Exchange Act. All of the Shareholder Lawsuits were transferred to the Central District of California, and consolidated. In July 2012, the United States District Court for the Central District of California granted final approval of the settlement agreement entered between Tongxin and the plaintiffs in the class-action lawsuits against Tongxin. Pursuant to the terms of the settlement, Tongxin’s insurer paid $3 million to the plaintiff, and all claims against Tongxin and its current and former officers and directors were settled, released and dismissed, without any admission of liability or wrongdoing. Also in January 2011, the SEC commenced a non-public formal investigation against Tongxin into the circumstances surrounding certain related party transactions and the circumstances surrounding Tongxin’s failure to timely file its 2009 Annual Report on Form 20-F. In December 2013, the SEC concluded its investigation without any allegations of wrongdoing against Tongxin.

Advisors to the Board

In connection with our initial public offering, in February 2020 we formed an advisory board comprised of our anchor investors, Mr. Hua Mao and Mr. Cheng Zhao. Following our initial public offering, such individuals assisted our management team in search of suitable acquisition targets. Messrs. Mao and Zhao were neither paid nor reimbursed for any out-of-pocket expenses in connection with the search of acquisition targets. On September 17, 2020, each of Messrs. Mao and Zhao resigned as advisors.

Number and Terms of Office of Officers and Directors

We currently have five directors. Our directors are appointed by our shareholders and are subject to rotational retirement every two years. Our Board of Directors is divided into two classes with only one class of directors being elected in each year. The term of office of the first class of directors, consisting of Messrs. Lu, Prasad and Zielke, will expire at the first annual meeting. The term of office of the second class of directors, consisting of Messrs. Cashel and Hao will expire at the second annual meeting. However, the directors may by resolution appoint a replacement director to fill a casual vacancy arising on the resignation, disqualification or death of a director. The replacement director will then hold office until the next annual general meeting at which the director he replaces would have been subject to retirement by rotation. Under our memorandum and articles of association, a director may not be removed from office by a resolution of our shareholders prior to the consummation of our business combination.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association will provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the Board of Directors.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s Board Of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Messrs. Prasad, Cashel and Zielke are our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Committees of the Board of Directors

Our Board of Directors has two standing committees: an audit committee and a compensation committee. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. Subject to phase-in rules and limited exceptions, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the Board of Directors. Messrs. Prasad, Cashel and Zielke serve as members of our audit committee. Mr. Prasad serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Messrs. Prasad, Cashel and Zielke are independent.

Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Prasad qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Messrs. Prasad, Cashel and Zielke. Mr. Cashel serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board of Directors. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Prasad, Cashel and Zielke. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors also considers director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the board should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or Board of Directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

In February 2020, Chunyi (Charlie) Hao, our Chief Financial Officer, director and an affiliate of the sponsor, transferred 120,000 founder shares to Xiaoma (Sherman) Lu, our Chief Executive Officer and director, as well as 18,000 founder shares to each of Messrs. Prasad, Cashel and Zielke, our independent directors. Commencing on February 20, 2020 through the earlier of consummation of our initial business combination and our liquidation, we pay East Stone Capital Limited, an affiliate of our executive officers, up to a maximum of $120,000 in the aggregate, for office space, utilities and secretarial and administrative services. Such administrative fees shall be paid on a quarterly basis at $30,000 per quarter until the maximum fee is reached, or if earlier, until the consummation of our initial business combination or our liquidation. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Except as set forth above, no compensation will be paid to our sponsor, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that are made to our sponsor, officers, directors, or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 30, 2020 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 17,703,500 ordinary shares, which includes (i) 3,450,000 founder shares, (ii) 13,800,000 ordinary shares underlying the units sold in our initial public offering, (iii) 350,000 ordinary shares underlying the private units sold in the private placement and (iv) 103,500 representative’s shares issued to underwriter as compensation. The table below does not reflect record or beneficial ownership of any ordinary shares issuable upon exercise of warrants as these warrants are not exercisable, within 60 days of the date of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect beneficial ownership of the warrants or rights included in the units sold in our initial public offering and in connection with the exercise of underwriters’ over-allotment option, or private units sold in the private placement.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Double Ventures Holdings Limited(2)	1,667,000	9.4%
Fan Yu(2)	1,667,000	9.4%
Hudson Bay Capital Management LP(6)	1,651,900	9.3%
Glazer Capital, LLC(7)	1,500,537	8.5%
Chunyi (Charlie) Hao(2)(3)(4)	3,443,000	19.4%
Xiaoma (Sherman) Lu(3)(5)	870,000	4.9%
Sanjay Prasad	18,000	*
Michael S. Cashel	18,000	*
William Zielke	18,000	*
All directors and officers as a group (5 individuals)	4,292,000	24.2%

*	Less than one percent
(1)	Unless otherwise indicated, the business address of each of the individuals is 25 Mall Road, Suite 330, Burlington, MA 01803.
(2)	Chunyi (Charlie) Hao is the sole officer and director of Double Ventures Holdings Limited, our sponsor. Mr. Hao owns 33.3% of our sponsor, and Fan Yu owns 66.7% of our sponsor. As a result, Mr. Hao and Ms. Yu may be deemed to share voting and investment discretion with respect to the ordinary shares held by our sponsor. Each may thus be deemed to have beneficial ownership of the ordinary shares held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(3)	Chunyi (Charlie) Hao is the sole officer and director of Navy Sail International Limited. Navy Sail International Limited is indirectly owned by our directors Chunyi (Charlie) Hao, Xiaoma (Sherman) Lu, along with certain other individuals, namely Yuning Yao, Yanan Zhao, Richard Hong Yan, Daniel Hao Zhao, Garrett Barclay Lu, Tianlei Han, and Ting Li. Such individuals do not directly own any of our ordinary shares. However, each such individual has a pecuniary interest in our ordinary shares through his or her respective indirect ownership of the equity interests of Navy Sail International Limited. As a result, each such individual may be deemed to share voting and investment discretion with respect to the ordinary shares held directly by Navy Sail International Limited. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Daniel Hao Zhao is the son of Chunyi (Charlie) Hao, and Garret Barclay Lu is the son of Xiaoma (Sherman) Lu.
(4)	Includes 1,500,000 shares held by our sponsor (plus an additional 167,000 private units held by our sponsor and/or its designees following our initial offering), 750,000 shares held by Navy Sail International Limited, and 1,026,000 shares held directly by Chunyi (Charlie) Hao.
(5)	Includes 750,000 shares held by Navy Sail International Limited and 120,000 shares held directly by Xiaoma (Sherman) Lu.
(6)	Based on a Form 3 filed on May 8, 2020. The securities are held by Strategic Bio Partners LLC Fund, of which Hudson Bay Capital Management LP serves as the investment manager. As such, Hudson Bay Capital Management LP may be deemed to have beneficial ownership of the securities held by Strategic Bio Partners LLC Fund. As the managing member of the general partner of Hudson Bay Capital Management LP, Mr. Sander Gerber may be deemed to have beneficial ownership of the securities held by Strategic Bio Partners LLC Fund. Each of Strategic Bio Partners LLC Fund, Hudson Bay Capital Management LP and Sander Gerber disclaims beneficial ownership of the securities held by Strategic Bio Partners LLC Fund, except to the extent of its or his pecuniary interest therein. The business address of each of them is 777 Third Ave., 30th Floor, New York, NY 10017.
(7)	Based on a Schedule 13G filed on March 30, 2020. The securities reported herein are held by certain funds and accounts to which Glazer Capital, LLC, a Delaware limited liability company, serves as investment manager. Mr. Paul J. Glazer serves as the Managing Member of Glazer Capital, LLC. Each of Glazer Capital, LLC and Mr. Paul J. Glazer disclaims beneficial ownership of the securities reported herein except to the extent of such Reporting Person’s pecuniary interest therein. The business address of each of Glazer Capital, LLC and Mr. Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 8, 2018, we issued an aggregate of 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.017 per share, with 625,000 issued to our sponsor, Double Ventures Holdings Limited, of which Mr. Chunyi (Charlie) Hao, our Chairman and Chief Financial Officer is the sole director, 625,000 issued to Navy Sail International Limited, of which Mr. Hao, our Chairman and Chief Financial Officer is the sole director, and 187,500 to Mr. Hao. In January 2020, we performed a share split whereby each ordinary share was sub-divided into two shares, resulting in our initial shareholders holding an aggregate of 2,875,000 founder shares. In February 2020, we effected a 1.2 for 1 share dividend for each ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 3,450,000 founder shares. Up to 450,000 founder shares will be subject to forfeiture by our sponsor to the extent the underwriters’ over-allotment option is exercised in full. In February 2020, Chunyi (Charlie) Hao, our Chief Financial Officer, director and an affiliate of the sponsor, transferred 120,000 founder shares to Xiaoma (Sherman) Lu, our Chief Executive Officer and director, as well as 18,000 founder shares to each of Messrs. Prasad, Cashel and Zielke, our independent directors.

Our initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees as described below) until, with respect to 50% of the founder shares, the earlier of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination, with respect to the remaining 50% of the founder shares, upon six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Our sponsor purchased 167,000 insider units in a private placement and has agreed not to transfer, assign or sell any of the shares included in the insider units and the respective ordinary shares underlying the private rights and private warrants included in the insider units until 30 days after the completion of our initial business combination.

East Stone Capital Limited agreed, from February 20, 2020 through the earlier of our consummation of our initial business combination and our liquidation, to make available to us office space, utilities and secretarial and administrative services, as we may require from time to time. We have agreed to pay East Stone Capital Limited up to a maximum of $120,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fees shall be paid on a quarterly basis at $30,000 per quarter until the maximum fee is reached, or if earlier, until the consummation of our initial business combination or our liquidation. We believe, based on rents and fees for similar services in Burlington, MA, that the fee charged by East Stone Capital Limited is at least as favorable as we could have obtained from an unaffiliated person. East Stone Capital Limited’s executive officers are Chunyi (Charlie) Hao and Xiaoma (Sherman) Lu, who are also our executive officers.

Other than reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees, non-cash payments or other similar compensation, will be paid to our officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and are responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties.

Prior to the consummation of our initial public offering, our initial shareholders loaned to us under a promissory note an aggregate of $182,500 to cover expenses related to our initial public offering. Additionally, an affiliate of our initial shareholders and incoming directors has advanced us $20,050. These loans and advances were fully repaid (as of June 30, 2020). Advance from related party was $103,171, among which $25,050 was from affiliate and $78,121 was from Mr. Chunyi (Charlie) Hao.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares if $1,500,000 of notes were so converted, as well as 150,000 rights to receive 15,000 shares and 150,000 warrants to purchase 75,000 shares).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm, or independent investment banking firm that our initial business combination is fair to our company from a financial point of view.

We have entered into a registration rights agreement with respect to the founder shares, and the securities underlying the private units.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from August 9, 2018 (date of inception) to June 30, 2020 totaled approximately $94,825. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from August 9, 2018 (date of inception) to June 30, 2020 we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the period from August 9, 2018 (date of inception) to June 30, 2020.

All Other Fees. We did not pay Withum for any other services for the period from August 9, 2018 (date of inception) to June 30, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the deminimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements

F-1 to F-16

(2) Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3) Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

EXHIBIT INDEX

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Rights Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
4.3	Specimen Unit Certificate. (1)
4.4	Specimen Ordinary Shares Certificate (1)
4.5	Specimen Warrant Certificate. (1)
4.6	Specimen Right Certificate. (1)
4.7*	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
10.1	Letter Agreement, dated February 19, 2020, by and among the Company, its initial shareholders, anchor investors, directors and officer. (1)
10.2	Investment Management Trust Agreement, dated February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Administrative Support Agreement, dated February 19, 2020, by and between the Company and East Stone Capital Limited. (1)
10.4	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and the Sponsor. (1)
10.5	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and I-Bankers. (1)
10.6	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and Hua Mao. (1)
10.7	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and Cheng Zhao. (1)
10.8	Registration Rights Agreement, dated as of February 19, 2020, by and between the Company and certain securityholders. (1)
10.9	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Xiaoma (Sherman) Lu. (1)
10.10	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Chunyi (Charlie) Hao. (1)
10.11	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Michael S. Cashel. (1)
10.12	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Sanjay Prasad. (1)
10.13	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and William Zielke. (1)
10.14	Share Escrow Agreement, dated as of March 4, 2020, by and among the Company, the Initial Shareholders and Continental Stock Transfer & Trust Company. (2)
14	Form of Code of Ethics (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on January 17, 2020 and incorporated by reference herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

East Stone Acquisition Corporation

September 21, 2020	By:	/s/ Xiaoma (Sherman) Lu
	Name:	Xiaoma (Sherman) Lu
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xiaoma (Sherman) Lu	Chief Executive Officer and Director	September 21, 2020
Xiaoma (Sherman) Lu	(Principal Executive Officer)

/s/ Chunyi (Charlie) Hao	Chief Financial Officer and Chairman	September 21, 2020
Chunyi (Charlie) Hao	(Principal Financial and Accounting Officer)

/s/ Sanjay Prasad	Director	September 21, 2020
Sanjay Prasad

/s/ Michael S. Cashel	Director	September 21, 2020
Michael S. Cashel

/s/ William Zielke	Director	September 21, 2020
William Zielke