Form 10-Q
period 2020-09-30
East Stone Acquisition Corp
filed 2020-11-16
CIK 1760683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020, there were 17,703,500 shares of the registrant’s ordinary shares, no par value, issued and outstanding.

East Stone Acquisition Corporation

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EAST STONE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2020	June 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$250,350	$389,361
Prepaid expenses and other current assets	162,380	202,485
Total current assets	412,730	591,846
Cash and investments held in Trust Account	138,830,473	138,826,973
Total assets	$139,243,203	$139,418,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$67,108	$38,356
Total current liabilities	67,108	38,356
Deferred underwriting commission	402,500	402,500
Total liabilities	469,608	440,856

Commitments and Contingencies
Ordinary shares subject to possible redemption, 13,377,359 shares at redemption value $10.00 per share	133,773,590	133,977,960
Shareholders’ Equity
Preferred shares in class A, B, C, D, and E, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 4,326,141 and 3,450,000 shares issued and outstanding (excluding 13,377,359 and -0- shares subject to redemption) at September 30, 2020 and June 30, 2020, respectively	4,668,155	4,463,785
Retained earnings	331,850	536,218
Total Shareholders’ Equity	5,000,005	5,000,003
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,243,203	$139,418,819

The accompanying notes are an integral part of these unaudited condensed financial statements.

EAST STONE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30,
	2020	2019
Operating costs	$207,868	$418
Income (loss) from operations	(207,868)	(418)
Interest earned on investment held in Trust Account	3,500	—
Net income (loss)	$(204,368)	$(418)
Weighted average shares outstanding of redeemable ordinary shares	13,800,000 (1)	—
Basic and diluted net income per ordinary share	$0.00	$0.00
Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500 (3)	3,000,000 (2)
Basic and diluted net loss per ordinary share	$(0.05)	$(0.00)

(1)	Includes an aggregate of up to 13,377,359 shares subject to possible redemption on September 30, 2020.
(2)	Excludes an aggregate of up to 450,000 shares held by the initial shareholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in part or in full (see Note 5).
(3)	Non-redeemable ordinary share includes 3,450,000 ordinary shares issued to initial shareholders, 350,000 private units and 103,500 ordinary shares issued to underwriters as part of the underwriting compensation.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EAST STONE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the three months ended September 30, 2020
	Ordinary Shares		Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity
Balance – June 30, 2020	4,305,704	$4,463,785	$536,218	$5,000,003
Change in value of ordinary shares subject to possible redemption	20,437	204,370		204,370
Net income (loss)	—	—	(204,368)	(204,368)
Balance – September 30, 2020 (unaudited)	4,326,141	$4,668,155	$331,850	$5,000,005

	For the three months ended September 30, 2019
	Ordinary Shares		Retained Earnings (Accumulated	Total Shareholders’
	Shares (1)	Amount	Deficit)	Equity
Balance – June 30, 2019	3,450,000	$25,000	$(14,828)	$10,172
Net income (loss)	—	—	(418)	(418)
Balance – September 30, 2019 (unaudited)	3,450,000	$25,000	$(15,246)	$9,754

(1)	Includes an aggregate of up to 450,000 shares held by the Company’s initial shareholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in part or in full (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EAST STONE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(204,368)	$(418)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,500)	—
Changes in operating assets and liabilities
Prepaid expense	40,105	—
Accrued expense	28,752	—
Net cash (used in) provided by operating activities	(139,011)	(418)
Cash Flows from Financing Activities:
Proceeds from promissory note payable - related party	—	26,000
Offering costs		(54,509)
Net cash (used in) provided by financing activities	—	(28,509)
Net Change in Cash	(139,011)	(28,927)
Cash and cash equivalents -- Beginning of period	389,361	47,722
Cash and cash equivalents - End of period	$250,350	$18,795

Non-cash investing and Financing Activities
Change in value of ordinary shares subject to possible redemption	$204,370	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

EAST STONE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

East Stone Acquisition Corporation (“East Stone” or the “Company”) is a blank check company incorporated in the British Virgin Islands on August 9, 2018. The Company was incorporated for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (the “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses primarily operating in the financial services industry or businesses providing technological services to the financial industry, commonly known as “fintech businesses” in the regions of North America and Asia-Pacific. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not yet commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and since the closing of IPO, the search for a target for its Business Combination and the potential acquisition, as more fully described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates income in the form of interest income from the proceeds derived from the IPO and placed in Trust Account (as defined below) as described below.

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

Simultaneously with the closing of the IPO, the Company consummated certain private placements of an aggregate of 350,000 Units (“Private Units”) at $10.00 per Private Unit, generating gross proceeds of $3,500,000. Pursuant to the unit subscription agreements entered into in connection with the private placements, 167,000 Private Units were purchased by the Double Ventures Holdings Limited (“Sponsor”), 108,000 Private Units were purchased by Hua Mao and Cheng Zhao (“anchor investors”) separately and not together, and 75,000 Private Units were purchased by I-Bankers Securities, Inc., the representative of the several underwriters in the IPO (“I-Bankers”).

In connection with the Company’s IPO, the Company issued an aggregate of 103,500 ordinary shares of the Company (“Representative’s Shares”) to I-Bankers and its designee, of which 90,562 Representative’s Shares were issued to I-Bankers and 12,938 Representative’s Shares were issued to EarlyBirdCapital, Inc. (“EarlyBird”) (Note 6).

At the closing of the IPO, the Company additionally granted to I-Bankers and its designee a total of 690,000 warrants, exercisable at $12.00 per full share (for an aggregate exercise price of $8,280,000) (“Representative’s Warrants”), of which 601,500 Representative’s Warrants were granted to I-Bankers and 88,500 Representative’s Warrants were granted to EarlyBird (Note 6).

Offering costs, including the fair value of the Representative’s Shares and Representative’s Warrants, amounted to $6,160,783, consisting of $2,415,000 of underwriting fees, $402,500 of deferred underwriting fees, and $668,255 of other offering costs. The fair value of 103,500 Representative’s Shares, at approximately $1,035,000, and 690,000 Representative’s Warrants, at approximately $1,640,028, was charged to the equity of the Company.

Trust Account

Following the closing of the IPO, a total of $138,000,000 of the net proceeds from the IPO and the sale of the Private Units was placed in a trust account (“Trust Account”), which is invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and which invest solely in U.S. Treasuries. Except for all interest income that may be released to the Company to pay taxes, and up to $50,000 to pay dissolution expenses, none of the funds held in the Trust Account will be released until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) the Company’s redemption of 100% of the outstanding Public Shares if the Company has not completed an initial Business Combination in the required time period; and (3) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity.

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

Announcement of Business Combination Agreement

On September 21, 2020, East Stone entered into a Business Combination Agreement (as amended, including by the Amended and Restated Business Combination Agreement, dated November 9, 2020, the “Business Combination Agreement”) with Ufin Holdings Limited, a Cayman Islands limited liability company ( “Ufin”), Ufin Tek Limited, a British Virgin Islands company (“Pubco”), Ufin Mergerco Limited, a British Virgin Islands company and a wholly-owned subsidiary of Pubco (“Merger Sub”), Sherman Xiaoma Lu, the Chief Executive Officer of East Stone, an individual, in the capacity as the Purchaser Representative thereunder, Yingkui Liu, in the capacity as the Seller Representative thereunder, and Ufin Investment Limited, a British Virgin Islands limited liability company and the sole holder of Ufin’s outstanding capital shares (the “Seller”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) Merger Sub will merge with and into East Stone, with East Stone continuing as the surviving entity (the “Merger”), and with holders of East Stone securities receiving substantially identical securities of Pubco, and (b) Pubco will acquire all of the issued and outstanding ordinary shares of Ufin (the “Purchased Shares”) from the Seller in exchange for American Depositary Shares (“ADS”) representing ordinary shares of Pubco, with Ufin becoming a wholly-owned subsidiary of Pubco (the “Share Exchange”, and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

The total consideration to be paid by Pubco to the Seller for its shares of Ufin (which consideration shall be allocated to certain designated recipients (the “Designated Share Recipients”) shall be a combination of ADSs representing Pubco ordinary shares and Pubco warrants equal to up to Four Hundred Fifty Million Dollars ($450,000,000) (the “Exchange Consideration”) consisting of (a) a number of ADSs representing Pubco ordinary shares (the “Base Exchange Shares”) equal in value to: (i) $300,000,000, plus (or minus, if negative) Ufin’s net working capital, and minus (ii) the aggregate amount of any outstanding indebtedness of Ufin (in excess of RMB10,000,000 (the “Closing Debt”), (b) 6,000,000 Pubco warrants, and (c) up to 15,000,000 Pubco ADSs representing ordinary shares if certain conditions are met (the “Earnout Shares”), and together with the Base Exchange Shares (the “Exchange Shares”). At the Closing, Seller will allocate its ADSs among certain Designated Share Recipients. Each ADS representing Pubco ordinary shares is valued at a per share price of $10.00.

The number of Base Exchange Shares is subject to adjustment prior to Closing based on estimates of net working capital and the Closing Debt, determined using the numbers from Ufin’s financial closing of each fiscal quarter prior to Closing.

The issuances of Pubco ordinary shares in connection with the Share Exchange will be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) thereof because securities of Pubco will be issued to a limited number of Designated Share Recipients without involving a public offering. Such issuances will also be exempted from registration in reliance upon Regulation S of the Securities Act with regard to certain Designated Share Recipients receiving Pubco ordinary shares who are qualified as non-U.S. persons thereunder.

The parties agreed that at or prior to the Closing, Pubco, the Seller and Continental Stock Transfer & Trust Company (or another mutually acceptable escrow agent), as escrow agent (the “Escrow Agent”), will enter into an Escrow Agreement, effective as of the Closing, in form and substance reasonably satisfactory to East Stone and Ufin (the “Escrow Agreement” ), pursuant to which Pubco will deliver to the Escrow Agent (i) a number of ADSs representing Pubco ordinary shares, equal to 10% of the Base Exchange Shares (or 30,000,000 shares), and (ii) 15,000,000 Exchange Shares (the “Earnout Escrow Shares”) to be held, along with any dividends, distributions or income thereon (together with the Earnout Escrow Shares, the “Earnout Escrow Property”) in a segregated account (the “Earnout Escrow Account”) and disbursed in accordance with the Business Combination Agreement and the Escrow Agreement.

In the event that the Pubco revenue for the fiscal year ending June 30, 2022 (the “Earnout Period”) as set forth in the audited consolidated income statement of Pubco filed with its Form 20-F or Form 10-K (the “Earnout Revenue”) is equal to or greater than One Billion Four Hundred Million Renminbi (RMB 1,400,000,000 or US$200,000,000 at the exchange rate of 7:1/RMB:USD), but less than One Billion Seven Hundred Fifty Million Renminbi (RMB 1,750,000,000 or US$250,000,000 at the exchange rate of 7:1/RMB:USD), while maintaining a gross margin at or greater than eighty-five percent (85%), then, subject to the terms and conditions of the Business Combination Agreement, the Designated Share Recipients’ rights to receive Ten Million (10,000,000) Earnout Exchange Shares (the “First Tier Earnout Payment”) shall vest and shall no longer be subject to forfeiture and Five Million Earnout Exchange Shares will be forfeited. In all other cases, the First Tier Earnout Payment will be forfeited.

In the event that the Earnout Revenue is equal to or greater than One Billion Seven Hundred Fifty Million Renminbi (RMB 1,750,000,000 or US$250,000,000 at exchange rate of 7:1/RMB:USD), while maintaining a gross margin at or greater than eighty-five percent (85%), then, subject to the terms and conditions of this Agreement, the Designated Share Recipients’ rights to receive Fifteen Million (15,000,000) Earnout Exchange Shares (the “Second Tier Earnout Payment”) of the Earnout Escrow Property shall vest and shall no longer be subject to forfeiture. In all other cases, the Second Tier Earnout Payment will be forfeited. The earnout payments are mutually exclusive.

The Business Combination Agreement contains a number of representations and warranties made by East Stone, Ufin, Pubco and Seller as of the date of such agreement. The representations and warranties made by East Stone, Ufin and Pubco are customary for transactions similar to the transactions contemplated by the Business Combination Agreement.

The obligations of the parties to consummate the Transactions are subject to various conditions, including East Stone having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Redemption and any private placement financing.

The Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior to the Closing, including, if after taking into consideration the Redemption, the trust account proceeds and the gross proceeds of any private placement, the amount of cash available to East Stone is less than Thirty Million Dollars ($30,000,000).

Liquidity and Going Concern

The Company has principally financed its operations from inception on August 9, 2018 using proceeds from the sale of its equity securities to its initial shareholders prior to the IPO and from the sale of the Placement Units and the IPO that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2020, the Company had $250,350 in its operating bank account, $138,830,473 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith and working capital of approximately $346,000.

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

Based on the foregoing, the Company’s management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of an initial Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 as filed with the SEC on September 21, 2020, which contains the audited financial statements and notes thereto. The interim results for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2020 and June 30, 2019, 13,377,350 ordinary shares and zero ordinary shares, respectively, subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.

Offering Costs

Total offering costs amounted to $5,758,283, including fair value placed on the Representative’s Shares and Representative’s Warrants, at $1,035,000 and $1,640,028, respectively. Of the total $5,758,283 transaction cost, the cash transaction costs amounted to $3,083,255, of which $2,415,000 was underwriting fees, including $402,500 deferred underwriting commission, payable at the consummation of the Business Combination (as described below), and $668,255 of other offering costs of legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. All of the transaction costs were charged to the equity of the Company upon completion of IPO.

Income Taxes

ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and 2019, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the British Virgin Islands. In accordance with British Virgin Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares, is calculated by dividing the interest income earned on the Trust Account at September 30, 2020, by the weighted average number of 13,800,000 redeemable ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for non-redeemable ordinary shares, is calculated by dividing the net income (loss), less income attributable to redeemable ordinary shares of 13,377,359, by the weighted average number of 3,903,500 non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares include the Founder Shares, Representative’s Shares and ordinary shares underlying the Private Placement Units, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investment held in Trust Account. Cash is maintained in accounts with financial institutions, which at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

Recently Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2018, the Company issued 1,437,500 ordinary shares to its initial shareholders (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.017 per share. In January and February 2020, the Company effected 2 for 1 and 1.2 for 1 share dividends, respectively, for each ordinary share outstanding, resulting in the initial shareholders owning an aggregate of 3,450,000 Founder Shares. The share dividends are retroactively restated in the accompanying unaudited condensed financial statements.

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

Promissory Note — Related Party

The Company’s initial shareholders have signed a promissory note (the “Note”) to loan the Company up to $300,000 to be used for the IPO. The Note was non-interest bearing, unsecured and due on the earlier of December 31, 2020 or the closing of the IPO. As of September 30, 2020, and 2019, there was no outstanding balance of the Note.

Administrative Support Arrangement

The Company entered into an administrative support agreement with an affiliate of the Company’s officers (the “Service Party”), commencing on February 19, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Service Party up to a maximum of $120,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fees shall be paid on a quarterly basis at $30,000 per quarter until the maximum fee is reached, or if earlier, until the consummation of the Company’s Business Combination or liquidation.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit (the “Working Capital Units”). As of September 30, 2020, and 2019, no Working Capital Loans were issued.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial positions and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential merger with us if COVID-19 materially adversely affects their business operations and, therefore, the valuation of their business. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an unexpectedly long period of time, our ability to consummate a Business Combination may be materially adversely affected. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares, no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of September 30, 2020, and 2019, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares, no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2020, and 2019, there were 13,377,359 and zero ordinary shares, respectively, subject to redemption. As of September 30, 2020, and 2019, there were 4,326,141 and 3,450,000 ordinary shares, respectively, issued and outstanding.

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

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value of held to maturity securities as follows.

As of September 30, 2020, the entire Trust Account was invested in money market funds which are invested in U.S. Treasury Securities.

		September 30, 2020
Description	Level
Assets Trust Account – U.S. Treasury Securities Money Market Fund	1	$138,830,473

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, other than previously disclosed, that would have required adjustment or disclosure in the unaudited financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On September 21, 2020, we entered into a Business Combination Agreement with Ufin, Pubco, Merger Sub, Xiaoma (Sherman) Lu, an individual, in the capacity as the Purchaser Representative thereunder, Yingkui Liu, in the capacity as the Seller Representative thereunder, and the Seller. The Business Combination Agreement was amended and restated on November 9, 2020, to provide, among other things, that Pubco shall issue American Depositary Shares in lieu of ordinary shares of Pubco.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the Closing, (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, and with holders of the Company’s securities receiving substantially identical securities of Pubco, and (b) immediately prior to the Merger, Pubco will acquire all of the issued and outstanding ordinary shares of Ufin from the Seller in exchange for a combination of warrants and newly issued ordinary shares in the form of American Depositary Shares of Pubco, with Ufin becoming a wholly-owned subsidiary of Pubco.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 9, 2018 (inception) through September 30, 2020 were organizational activities, those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020 and 2019, we had net loss $204,368 and $418, respectively, which consists of interest income on marketable securities held in a trust account in the United States at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”), $3,500, offset by operating costs of $(207,868) and $(418), respectively.

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

As of September 30, 2020, we had marketable securities held in the Trust Account of $138,830,473 (including approximately $3,500 of interest income) consisting of U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2020, we did not withdraw any funds from the interest earned on the Trust Account.

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

As of September 30, 2020, we had cash of $250,350 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate an initial business combination.

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

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity for the three months ended September 30, 2020 relates to our search of targets for our initial business combination. We did not have any financial instruments that were exposed to market risks on September 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2020, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on September 21, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of September 21, 2020, by and among East Stone Acquisition Corporation, Sherman Xiaoma Lu, in the capacity as the Purchaser Representative, Ufin Holdings Limited, Ufin Tek Limited, Ufin Mergerco Limited, Ufin Investment Limited and Yingkui Liu, in the capacity as a Seller Representative. (3)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Rights Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
10.1	Letter Agreement, dated February 19, 2020, by and among the Company, its initial shareholders, anchor investors, directors and officer. (1)
10.2	Investment Management Trust Agreement, dated February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Administrative Support Agreement, dated February 19, 2020, by and between the Company and East Stone Capital Limited. (1)
10.4	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and the Sponsor. (1)
10.5	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and I-Bankers. (1)
10.6	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and Hua Mao. (1)
10.7	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and Cheng Zhao. (1)
10.8	Registration Rights Agreement, dated as of February 19, 2020, by and between the Company and certain securityholders. (1)
10.9	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Xiaoma (Sherman) Lu. (1)
10.10	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Chunyi (Charlie) Hao. (1)
10.11	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Michael S. Cashel. (1)
10.12	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Sanjay Prasad. (1)
10.13	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and William Zielke. (1)
10.14	Share Escrow Agreement, dated as of March 4, 2020, by and among the Company, the Initial Shareholders and Continental Stock Transfer & Trust Company. (2)
10.15	Form of Lock-Up Agreement for Seller and Officers. (3)
10.16	Form of Lock-Up Agreement for certain Designated Share Recipients. (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 23, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

East Stone Acquisition Corporation

Date: November 16, 2020	By:	/s/ Xiaoma (Sherman) Lu
Name: Xiaoma (Sherman) Lu
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chunyi (Charlie) Hao
Name: Chunyi (Charlie) Hao
Title: Chief Financial Officer (Principal Financial and Accounting Officer)