Form 10-Q
period 2020-12-31
East Stone Acquisition Corp
filed 2021-02-12
CIK 1760683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 001-39233

East Stone Acquisition Corporation

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

25 Mall Road, Suite 330 Burlington, MA	01803
(Address of principal executive offices)	(Zip Code)

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

As of February 11, 2021 there were 17,703,500 shares of the registrant’s ordinary shares, no par value, issued and outstanding.

East Stone Acquisition Corporation

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EAST STONE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	December 31, 2020	June 30, 2020
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$23,486	$389,361
Prepaid expenses and other current assets	88,887	202,485
Total current assets	112,373	591,846
Cash and investments held in Trust Account	138,833,973	138,826,973
Total assets	$138,946,346	$139,418,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$60,687	$38,356
Total current liabilities	60,687	38,356
Deferred underwriting commission	402,500	402,500
Total liabilities	463,187	440,856

Commitments and Contingencies

Ordinary shares subject to possible redemption, no par value, 13,348,315 and 13,397,796 shares at December 31, 2020 and June 30, 2020, respectively, at redemption value $10.00 per share	133,483,150	133,977,960

Shareholders’ Equity
Preferred shares in class A, B, C, D, and E, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 4,355,185 and 4,305,704 shares issued and outstanding (excluding 13,348,315 and 13,397,796 shares subject to redemption) at December 31, 2020 and June 30, 2020, respectively	4,958,595	4,463,785
Retained earnings	41,414	536,218
Total Shareholders’ Equity	5,000,009	5,000,003
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,946,346	$139,418,819

The accompanying notes are an integral part of these unaudited condensed financial statements.

EAST STONE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended December 31,		For the six months ended December 31,
	2020	2019	2020	2019
Operating costs	$293,936	$9,009	$501,804	$9,517

Loss from operations	(293,936)	(9,009)	(501,804)	(9,517)
Interest earned on investment held in Trust Account	3,500	-	7,000	-

Net loss	$(290,436)	$(9,009)	$(494,804)	$(9,517)

Weighted average shares outstanding of redeemable ordinary shares	13,800,000 (1)	-	13,800,000 (1)	-

Basic and diluted net income per ordinary share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500 (3)	3,000,000 (2)	3,903,500 (3)	3,000,000 (2)

Basic and diluted net loss per ordinary share	$(0.08)	$(0.00)	$(0.13)	$(0.00)

(1)	Includes an aggregate of up to 13,348,315 shares subject to possible redemption on December 31, 2020.
(2)	Excludes an aggregate of up to 450,000 shares held by the initial shareholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in part or in full (see Note 5).
(3)	Non-redeemable ordinary share includes 3,450,000 ordinary shares issued to initial shareholders, 350,000 private units and 103,500 ordinary shares issued to underwriters as part of the underwriting compensation.

The accompanying notes are an integral part of these unaudited condensed financial statements.

EAST STONE ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the three and six months ended December 31, 2020
	Ordinary Shares		Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity
Balance – June 30, 2020 (audited)	4,305,704	$4,463,785	$536,218	$5,000,003
Change in value of ordinary shares subject to possible redemption	20,437	204,370		204,370
Net income (loss)	—	—	(204,368)	(204,368)
Balance – September 30, 2020 (unaudited)	4,326,141	$4,668,155	$331,850	$5,000,005

Change in value of ordinary shares subject to possible redemption	29,044	290,440		290,440
Net income (loss)	—	—	(290,436)	(290,436)
Balance – December 31, 2020 (unaudited)	4,355,185	$4,958,595	$44,414	$5,000,009

	For the three and six months ended December 31, 2019
	Ordinary Shares		Retained Earnings (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity
Balance – June 30, 2019 (audited)	3,450,000	$25,000	$(14,828)	$10,172
Net income (loss)	—	—	(418)	(418)
Balance – September 30, 2019 (unaudited)	3,450,000	$25,000	$(15,246)	$9,754

Net income (loss)	—	—	(9,099)	(9,099)
Balance – December 31, 2019 (unaudited)	3,450,000	25,000	(24,345)	655

The accompanying notes are an integral part of these unaudited condensed financial statements.

EAST STONE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(494,804)	$(9,517)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(7,000)	—
Changes in operating assets and liabilities
Prepaid expense	113,598	—
Accrued expense	22,331	—
Net cash (used in) provided by operating activities	(365,875)	(9,517)

Cash Flows from Financing Activities:
Advance from related party	—	9,071
Proceeds from promissory note payable - related party	—	32,500
Deferred offering costs	—	(54,509)
Net cash (used in) provided by financing activities	—	(12,938)

Net Change in Cash	(365,875)	(22,455)
Cash -- Beginning of period	389,361	47,722
Cash - End of period	$23,486	$18,795

Non-Cash Investing and Financing Activities
Change in value of ordinary shares subject to possible redemption	$(494,810)	$—

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

As of December 31, 2020, the Company had not yet commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and since the closing of IPO, the search for a target for its Business Combination and the potential acquisition, as more fully described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates income in the form of interest income from the proceeds derived from the IPO and placed in Trust Account (as defined below) as described below.

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

Total offering costs amounted to $5,758,283, including value placed on the Representative’s Shares and Representative’s Warrants, at $1,035,000 and $1,640,028, respectively. Of the total $5,758,283 transactions cost, the cash transaction costs amounted to $3,083,255, of which $2,415,000 of underwriting fees, including $402,500 of deferred underwriting fees, payable at the consummation of the Business Combination (as described below), and $668,255 of other offering costs of legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. All of the transaction costs were charged to the equity of the Company upon completion of IPO.

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

Liquidity and Going Concern

The Company has principally financed its operations from inception on August 9, 2018 using proceeds from the sale of its equity securities to its initial shareholders prior to the IPO and from the sale of the Placement Units and the IPO that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2020, the Company had $23,486 in its operating bank account, $138,833,973 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 as filed with the SEC on September 21, 2020, which contains the audited financial statements and notes thereto. The interim results for the six months ended December 31, 2020 are not necessarily indicative of the results to be expected for the year ending June 30, 2021 or for any future interim periods.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020 and June 30, 2020, 13,348,315 ordinary shares and 13,397,796 ordinary shares, respectively, subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.

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

Income Taxes

ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares, is calculated by dividing the interest income earned on the Trust Account at December 31, 2020, and December 31, 2019, respectively.

For the three months ended December 31, 2020, net income (loss) divided by the weighted average number of redeemable ordinary shares of 13,800,000 outstanding for the period resulted in $0.00 net income per ordinary share, basic and diluted. For the three months ended as of December 31, 2020 and 2019, net loss per ordinary share, basic and diluted for non-redeemable ordinary shares, is calculated by dividing the net income (loss), by the weighted average number of 3,903,500 non-redeemable ordinary shares outstanding for the periods, resulted in $(0.08) and $(0.13) loss per ordinary share, basic and diluted, respectively.

For the six months ended December 31, 2020, net income (loss) divided by the weighted average number of redeemable ordinary shares of 13,800,000 outstanding for the period resulted in $0.00 net income per ordinary share, basic and diluted. For the six months ended as of December 31, 2020 and 2019, net loss per ordinary share, basic and diluted for non-redeemable ordinary shares, is calculated by dividing the net income (loss), by the weighted average number of 3,000,000 non-redeemable ordinary shares outstanding for the periods, resulted in $(0.00) loss per ordinary share, basic and diluted, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investment held in Trust Account. Cash is maintained in accounts with financial institutions, which at times may exceed the federal depository insurance coverage limit of $250,000. As of December 31, 2020, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Administrative Support Arrangement

The Company entered into an administrative support agreement with an affiliate of the Company’s officers (the “Service Party”), commencing on February 19, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Service Party up to a maximum of $120,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fees shall be paid on a quarterly basis at $30,000 per quarter until the maximum fee is reached, or if earlier, until the consummation of the Company’s Business Combination or liquidation. For the three and six months ended December 31, 2020, the Company paid the Service Party $30,000 and $60,000 respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit (the “Working Capital Units”). As of December 31, 2020 and June 30, 2020, no Working Capital Loans were issued.

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

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares, no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of December 31, 2020 and June 30, 2020, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares, no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2020 and June 30, 2020, there were 13,348,315 and 13,397,796 ordinary shares, respectively, subject to redemption. As of December 31, 2020 and June 30, 2020, there were 4,355,185 and 4,305,704 ordinary shares, respectively, issued and outstanding.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value of held to maturity securities as follows.

As of December 31, 2020, the entire Trust Account was invested in money market funds which are invested in U.S. Treasury Securities.

		December 31,
Description	Level	2020
Assets Trust Account – U.S. Treasury Securities Money Market Fund	1	$138,833,973

		June 30,
Description	Level	2020
Assets Trust Account – U.S. Treasury Securities Money Market Fund	1	$138,826,973

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 9, 2018 (inception) through December 31, 2020 were organizational activities, those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended December 31, 2020 and 2019, we had net loss $494,804 and $9,517, respectively, which consists of interest income on marketable securities held in a trust account in the United States at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”), $7,000, and $0, respectively, offset by operating costs of $(501,804) and $(9,517), respectively.

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

As of December 31, 2020, we had cash and investments held in the Trust Account of $138,833,973 (including approximately $7,000 of interest income) consisting of U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2020, we did not withdraw any funds from the interest earned on the Trust Account.

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

As of December 31, 2020, we had cash of $23,486 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate an initial business combination.

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

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity for the six months ended December 31, 2020 relates to our search of targets for our initial business combination. We did not have any financial instruments that were exposed to market risks on December 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended December 31, 2020, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of September 21, 2020, by and among East Stone Acquisition Corporation, Sherman Xiaoma Lu, in the capacity as the Purchaser Representative, Ufin Holdings Limited, Ufin Tek Limited, Ufin Mergerco Limited, Ufin Investment Limited and Yingkui Liu, in the capacity as a Seller Representative. (2)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Rights Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 23, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

East Stone Acquisition Corporation

Date: February 12, 2021	By:	/s/ Xiaoma (Sherman) Lu
		Name:	Xiaoma (Sherman) Lu
		Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chunyi (Charlie) Hao
		Name:	Chunyi (Charlie) Hao
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)