Form 10-KT
period 2020-12-31
East Stone Acquisition Corp
filed 2021-06-09
CIK 1760683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2020 to December 31, 2020

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

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, as reported on the Nasdaq Capital Market, was $138,892,890. Ordinary shares held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 8, 2021, there were 17,703,500 ordinary shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this transition report on Form 10-K:

●	references to “we,” “us,” “the Company” or “our company” refer to East Stone Acquisition Corporation, a BVI business company with limited liability;

●	references to our “anchor investors” refer to Hua Mao and Cheng Zhao, who purchased our anchor units;

●	references to our “anchor units” refer to an aggregate of 108,000 units we sold to the anchor investors simultaneously with the closing of our initial public offering;

●	references to the “BVI” refer to the British Virgin Islands;

●	references to the “Companies Act” and the “Insolvency Act” refer to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003 of the British Virgin Islands, respectively and in each case as amended;

●	references to “founder shares” refer to the 3,450,000 ordinary shares currently held by the initial shareholders (as defined below);

●	references to “I-Bankers” refer I-Bankers Securities, Inc.;

●	references to the “I-Bankers units” or “representative units” refer to the 75,000 private units we sold privately to I-Bankers and/or its designees simultaneously with the closing of our initial public offering;

●	references to our “initial shareholders” refer to our sponsor (as defined below), Navy Sail International Limited, a BVI business company with limited liability, of which our Chairman and Chief Financial Officer, Mr. Chunyi (Charlie) Hao, is the sole director, and any of our officers or directors that hold founder shares;

●	references to our “insider units” refer to the 167,000 units we sold privately to our sponsor and/or its designees simultaneously with the closing of our initial public offering;

●	references to our “JHD” refer JHD Holdings (Cayman) Limited, a Cayman Islands company, our acquisition target with whom, together with other parties as described herein, we entered into a Business Combination Agreement on February 16, 2021;

●	references to our “management” or our “management team” refer to our officers and directors;

●	references to “private units” refer to the insider units, the anchor units and the I-Bankers units;

●	references to “ordinary shares” refer to the ordinary shares of no par value in our company;

●	references to “private shares,” “private rights” and “private warrants” refer to the ordinary shares, rights and warrants, respectively, included within the private units;

●	references to “public rights” refer to the rights sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	references to our “public shares” refer to ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and references to “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	references to our “public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	references to “public units” refer to the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	references to our “rights” refers to the rights sold as part of the units in our initial public offering as well as the concurrent private placement;

●	references to our “sponsor” refer to Double Ventures Holdings Limited, a BVI business company with limited liability, the sole director of which is Chunyi (Charlie) Hao, our Chairman and Chief Financial Officer; and

●	references to our “warrants” refer to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants underlying units issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial business combination.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This transition report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with JHD or any other initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	the ability to recognize the anticipated benefits of our initial business combination which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	risks relating to acquiring and operating a business outside of the United States;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	our financial performance;

●	risks and uncertainties related to the fintech industry; or

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere herein.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. For any risks associated with the Transactions (as described below), you are advised to read, when available, the Registration Statement on Form S-4 (including a preliminary proxy statement/prospectus), and amendments thereto, to be filed by JHD Technologies Limited in connection with the Transactions.

iii

PART I

Item 1. Business

Overview

We are a blank check company incorporated as a British Virgin Islands business company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. Although we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination, we intend to focus on businesses primarily operating in the financial services industry or businesses providing technological services to the financial industry, commonly known as fintech, in North America and Asia-Pacific.

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

Change in Fiscal Year-End

On June 4, 2021, our board of directors approved the change in our fiscal year end from June 30 to December 31. As required, the Company is filing this transition report on Form 10-K covering the transition period from July 1, 2020 to December 31, 2020.

Recent Development

On November 9, 2020, we entered into that certain Amended and Restated Business Combination Agreement (the “Ufin Agreement”), with Ufin Holdings Limited, a Cayman Islands exempted company (“Ufin”), Ufin Tek Limited, a British Virgin Islands business company (“Ufin Pubco”), Ufin Mergerco Limited, a British Virgin Islands business company and a wholly-owned subsidiary of Pubco (“Ufin Merger Sub”), Xiaoma (Sherman) Lu, an individual, in the capacity as the Purchaser Representative thereunder, Yingkui Liu, in the capacity as the Seller Representative thereunder, and Ufin Investment Limited, a British Virgin Islands business company and the sole holder of Ufin’s outstanding capital shares (the “Ufin Seller”, together with our company, Ufin, Ufin Pubco, Ufin Merger Sub, Sherman Xiaoma Lu, Yingkui Liu and Ufin Seller, the “Ufin Parties”) for a proposed business combination.

On February 15, 2021, the Ufin Parties entered into a letter agreement pursuant to which they mutually terminated the Ufin Agreement. In accordance such letter agreement, upon execution and delivery of the letter agreement all of the rights and obligations of the Ufin Parties under the Ufin Agreement ceased (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, termination and general provisions) without any liability on the part of any party or any of their respective representatives.

On February 16, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Navy Sail International Limited, a British Virgin Islands company (“Navy Sail”), as Purchaser Representative, JHD Technologies Limited, a Cayman Islands company (“Pubco”), Yellow River MergerCo Limited, a British Virgin Islands company and a wholly-owned subsidiary of Pubco (“Merger Sub”), JHD Holdings (Cayman) Limited, a Cayman Islands company (“JHD”), Yellow River (Cayman) Limited, a Cayman Islands company (the “Primary Seller”), and each of the holders of JHD’s capital shares that become parties to the Business Combination Agreement after the date hereof by executing and delivering to the Purchaser, Pubco and JHD a joinder agreement (each individually, a “Seller”, and collectively with the Primary Seller, the “Sellers”), and our sponsor, solely with respect to Sections 10.3 and Articles XII and XIII thereof, as applicable.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) Merger Sub will merge with and into us, with our company continuing as the surviving entity (the “Merger”), as a result of which, (1) our company shall become a wholly-owned subsidiary of Pubco and (ii) each issued and outstanding security of our company immediately prior to the Effective Time (as defined in the Business Combination Agreement) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (b) Pubco will acquire all of the issued and outstanding capital shares of JHD from the Sellers in exchange for ordinary shares of Pubco (the “Share Exchange” and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

The total consideration to be paid by Pubco to the Sellers for their shares of JHD, shall be an aggregate number of Pubco ordinary shares with an aggregate value equal to (i) One Billion U.S. Dollars ($1,000,000,000), plus (ii) the aggregate amount cash of JHD and its direct and indirect subsidiaries as of the Closing date, minus (iii) the aggregate indebtedness of JHD and its direct and indirect subsidiaries, and minus (iv) the amount of any unpaid transaction expenses of JHD in excess of $10,000,000 in aggregate, with each Pubco ordinary share valued at the amount equal to the price at which each East Stone ordinary share is redeemed or converted pursuant to the redemption of shares.

The issuances of Pubco ordinary shares in connection with the Share Exchange will be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) thereof because securities of Pubco will issued to a limited number of Sellers without involving a public offering. Such issuances will also be exempted from registration in reliance upon Regulation S of the Securities Act with regard to certain Sellers receiving Pubco ordinary shares who are qualified as non-U.S. persons thereunder.

The Business Combination Agreement and related agreements are further described in the Form 8-K filed by our company on February 18, 2021.

Effective May 24, 2021, the Company has extended the date by which the Company has to consummate a business combination from May 24, 2021 to August 24, 2021 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its proposed business combination with JHD. In accordance with the Business Combination Agreement, JHD agreed to loan to the Company a sum of $1,380,000 on the Sponsor’s behalf in order to support the Extension. Such loan is non-interest bearing and will be payable upon the consummation of the proposed business combination.

The Transactions are expected to be completed by the end of the third quarter of 2021, subject to, among other things, the approval of the transaction by the Company’s shareholders, satisfaction of the conditions stated in the definitive business combination agreement and other customary closing conditions, including that the U.S. Securities and Exchange Commission completes its review of the proxy statement/prospectus relating to the Transactions, the receipt of certain regulatory approvals, and the approval by The Nasdaq Stock Market to list the securities of the combined company.

Other than as specifically discussed, this report does not assume the closing of the Transactions.

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

Acquisition Criteria

We seek to identify companies that have compelling market presence and a combination of the following characteristics. We use these criteria and guidelines in evaluating acquisition opportunities, including JHD, but we may decide to enter our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe have the following attributes:

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

Financial Position

With a trust account in the amount of $138,833,973 as of December 31, 2020, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. This amount is after payments of $402,500 to the underwriters in our initial public offering for deferred underwriting commissions and $3,795,000 to I-Bankers, the representative of the underwriters, for certain business combination-related advisory fees. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

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

In evaluating a prospective target business, we have conducted and will continue to conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review are conducted by our management and by unaffiliated third parties we engage.

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

Ability to Extend Time to Complete Business Combination

Effective May 24, 2021, we extended the date by which we had to consummate a business combination by three months. As such, we have until August 24, 2021 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by August 24, 2021, we may, by resolution of our board if requested by our sponsor, extend such date to consummate a business combination by an additional three months (up until November 24, 2021 to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our initial shareholders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension $1,380,000 (or $0.10 per share) on or prior to the date of the applicable deadline, up to an aggregate of $2,760,000, or approximately $0.20 per share. In connection with our first Extension, the sponsor caused $1,380,000 to be deposited into the trust account. As of May 24, 2021, there was $140,219,450 in the trust account (approximately $10.16 per public share) reflecting one of the three-month extension cash deposit into trust account. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Redemption Rights for Public Shareholders upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2020, the amount in the trust account is approximately $10.06per share (subject to increase of up to an additional approximately $0.20 per share in the event that our sponsor elects to extend such date to consummate a business combination, as described in more detail in this report). As of May 24, 2021, the amount in the trust account following our first Extension is approximately $10.16 per share reflecting one of the three-month extension cash deposit into trust account. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by certain advisory fees we will pay to I-Bankers. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

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

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target by August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination by August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report). We may not be able to find a suitable target business and consummate our initial business combination by such dates. If we are unable to consummate our initial business combination by August 24, 2021 (or up to November 24, 2021 from the closing of our initial public offering if we extend such date to consummate a business combination, as described in more detail in this report), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless in the event we do not consummate our initial business combination by August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report). We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.06 (based on the trust account balance as of December 31, 2020). As of May 24, 2021, the amount in the trust account following our first Extension is approximately $10.16 per share. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.00, plus interest (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

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

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2020, we had access to up to approximately $23,486 not placed in the trust account (approximately $389,361 as of June 30, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

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

We are required to have our internal control procedures evaluated for the fiscal year ended December 31, 2020 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Risks Relating to our Search for, Consummation of, or Inability to Consummate,
a Business Combination and Post-Business Combination Risks

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

The requirement that we complete our initial business combination by August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report) may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report). Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report). We may not be able to find a suitable target business and consummate our initial business combination by such dates. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

As a result of the Extension, we have until August 24, 2021 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by August 24, 2021, we may, by resolution of our board if requested by our sponsor, extend such date to consummate a business combination by an additional three months (up to November 24, 2021 to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees must deposit into the trust account an additional $1,380,000 (or $0.10 per share) on or prior to the date of the applicable deadline, which, together with the funds deposited into the trust account connection with the Extension, will total $2,760,000, or approximately $0.20 per share. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. Consequently, such loans might not be made on the terms described in this report. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under British Virgin Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the rights and warrants will be worthless.

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

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

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

As of December 31, 2020, $138,833,973 was available for completing our initial business combination (which includes $402,500 for the payment of deferred underwriting commission).

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

Many blank check companies have a provision in their charter, which prohibits the amendment of certain of its provisions, including those, which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our memorandum and articles of association provides that, prior to the consummation of our initial business combination, its provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which beneficially own approximately 24.2% of our ordinary shares as of the date of this report, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 24, 2021 (or up to November 24, 2021) from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.\

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the rights and warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private units, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the rights and warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires an annual assessment of internal control over financial reporting and for certain issuers an attestation of this assessment by our independent registered public accounting firm. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public shareholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait until August 24, 2021 from the closing of our initial public offering (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us for the payment of our tax obligations, may not be sufficient to allow us to operate until August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.16 per share (based on the balance of our trust account as of May 24, 2021 and excluding $50,000 of interest to pay dissolution expenses) or potentially less than $10.00 per share on our redemption, and our rights and warrants will expire worthless.

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

As of December 31, 2020, we had $23,486 held outside the trust account that is available to us to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may only receive $10.16 per share (based on the balance of our trust account as May 24, 2021 and excluding $50,000 of interest to pay dissolution expenses), or less in certain circumstances and our warrants will expire worthless.

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

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete our initial business combination by August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), this will trigger the required redemption of our ordinary shares using the available funds in the trust account pursuant to our memorandum and articles of association, resulting in our repayment of available funds in the trust account. Following which, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

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

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we complete an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If we are unable to consummate our initial business combination by August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we are unable to consummate our initial business combination by August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), we will be required to redeem our public shares from the trust account pursuant to our memorandum and articles of association.

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

If we do not complete our initial business combination by August 24, 2021 (or up to November 24, 2021 if we extend such date to consummate a business combination, as described in more detail in this report), and instead distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

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

Risks Relating to our Sponsor and Management Team

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

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time, which is generally approximately $10.00. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

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

Risks Relating to Acquiring and Operating a Business Outside of the United States

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

Risks Relating to our Securities

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

We do not believe that our principal activities subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds are restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.16 per share (based on the balance of our trust account as of May 24, 2021 and excluding $50,000 of interest to pay dissolution expenses), on the liquidation of our trust account and our warrants will expire worthless.

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

Our memorandum and articles of association permits the board of directors by resolution to amend certain provisions of the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors by amendment to relevant provisions of the memorandum and articles of association and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 24, 2021 (or up to November 24, 2021) from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have an effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 138,000,000 public warrants, 350,000 private warrants, and690,000 representative warrants. We determined to classify the private warrants and representative warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Report are derivative liabilities related to embedded features contained within our private and representative warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private and representative warrants each reporting period and that the amount of such gains or losses could be material.

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

Our memorandum and articles of association authorize the issuance of an unlimited amount of both ordinary shares of no par value and preferred shares of no par value. We may issue a substantial number of additional ordinary or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination (although our memorandum and articles of association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). The price at which we issue any shares may be lower than the price you paid for the units in our initial public offering or at a price lower than the trading price of our ordinary shares at the time we commit to such issuance or at the actual issuance of such shares.

However, our memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our memorandum and articles of association, like all provisions of our memorandum and articles of association, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 24, 2021 (or up to November 24, 2021) from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

General Risk Factors

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

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

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

We are an “emerging growth” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any December 31 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

On June 8, 2021, there was 5 holders of record of our units, 10 holders of record of our ordinary shares, 1 holder of record of our warrants and 1 holder of record of our rights.

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

Item 6. Selected Financial Data

Not required for smaller reporting companies.

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

Recent Developments

On September 21, 2020, the Company entered into a Business Combination Agreement (as amended, including by the Amended and Restated Business Combination Agreement, dated November 9, 2020, the “Business Combination Agreement”) with Ufin Holdings Limited, a Cayman Islands limited liability company ( “Ufin”), Ufin Tek Limited, a British Virgin Islands company (“Pubco”), Ufin Mergerco Limited, a British Virgin Islands company and a wholly-owned subsidiary of Pubco (“Merger Sub”), Sherman Xiaoma Lu, the Chief Executive Officer of the Company, an individual, in the capacity as the Purchaser Representative thereunder, Yingkui Liu, in the capacity as the Seller Representative thereunder, and Ufin Investment Limited, a British Virgin Islands limited liability company and the sole holder of Ufin’s outstanding capital shares (the “Seller”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”), and with holders of East Stone securities receiving substantially identical securities of Pubco, and (b) Pubco will acquire all of the issued and outstanding ordinary shares of Ufin (the “Purchased Shares”) from the Seller in exchange for American Depositary Shares (“ADS”) representing ordinary shares of Pubco, with Ufin becoming a wholly-owned subsidiary of Pubco (the “Share Exchange”, and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

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

The parties agreed that at or prior to the Closing, Pubco, the Seller and Continental Stock Transfer & Trust Company (or another mutually acceptable escrow agent), as escrow agent (the “Escrow Agent”), will enter into an Escrow Agreement, effective as of the Closing, in form and substance reasonably satisfactory to the Company and Ufin (the “Escrow Agreement” ), pursuant to which Pubco will deliver to the Escrow Agent (i) a number of ADSs representing Pubco ordinary shares, equal to 10% of the Base Exchange Shares (or 30,000,000 shares), and (ii) 15,000,000 Exchange Shares (the “Earnout Escrow Shares”) to be held, along with any dividends, distributions or income thereon (together with the Earnout Escrow Shares, the “Earnout Escrow Property”) in a segregated account (the “Earnout Escrow Account”) and disbursed in accordance with the Business Combination Agreement and the Escrow Agreement.

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

The Business Combination Agreement contains a number of representations and warranties made by the Company, Ufin, Pubco and Seller as of the date of such agreement. The representations and warranties made by the Company, Ufin and Pubco are customary for transactions similar to the transactions contemplated by the Business Combination Agreement. The obligations of the parties to consummate the Transactions are subject to various conditions, including the Company having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Redemption and any private placement financing. The Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior to the Closing, including, if after taking into consideration the Redemption, the trust account proceeds and the gross proceeds of any private placement, the amount of cash available to the Company is less than Thirty Million Dollars ($30,000,000).

On February 15, 2021, the Company entered into a letter termination agreement with Ufin Holdings Limited, a Cayman Islands exempted company (“Ufin”), Ufin Tek Limited, a British Virgin Islands business company (“Ufin Pubco”), Ufin Mergerco Limited, a British Virgin Islands business company and a wholly-owned subsidiary of Pubco (“Ufin Merger Sub”), Xiaoma (Sherman) Lu, an individual, in the capacity as the Purchaser Representative thereunder, Yingkui Liu, in the capacity as the Seller Representative thereunder, and Ufin Investment Limited, a British Virgin Islands business company and the sole holder of Ufin’s outstanding capital shares (the “Ufin Seller”, together with The Company, Ufin, Ufin Pubco, Ufin Merger Sub, Sherman Xiaoma Lu, Yingkui Liu and Ufin Seller, the “Ufin Parties”) for a proposed business combination, as previously disclosed in the Current Report on Form 8-K of The Company, on November 9, 2020, The Company entered into that certain Amended and Restated Business Combination Agreement (the “Ufin Agreement”). In accordance such letter agreement, upon execution and delivery of the letter agreement all of the rights and obligations of the Ufin Parties under the Ufin Agreement ceased (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, termination and general provisions) without any liability on the part of any party or any of their respective representatives.

On February 16, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Navy Sail International Limited, a British Virgin Islands company (“Navy Sail”), as Purchaser Representative, JHD Technologies Limited, a Cayman Islands company (“Pubco”), Yellow River MergerCo Limited, a British Virgin Islands company and a wholly-owned subsidiary of Pubco (“Merger Sub”), JHD Holdings (Cayman) Limited, a Cayman Islands company (“JHD”), Yellow River (Cayman) Limited, a Cayman Islands company (the “Primary Seller”), and each of the holders of JHD’s capital shares that become parties to the Business Combination Agreement after the date thereof by executing and delivering to the Purchaser, Pubco and JHD a joinder agreement (each individually, a “Seller”, and collectively with the Primary Seller, the “Sellers”), and, Double Ventures Holdings Limited, a British Virgin Islands business company, the Company’s sponsor, solely with respect to Sections 10.3 and Articles XII and XIII thereof, as applicable (the “Sponsor”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”), as a result of which, (1) the Company shall become a wholly-owned subsidiary of Pubco and (ii) each issued and outstanding security of the Company immediately prior to the Effective Time (as defined in the Business Combination Agreement) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (b) Pubco will acquire all of the issued and outstanding capital shares of JHD from the Sellers in exchange for ordinary shares of Pubco (the “Share Exchange” and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

The total consideration to be paid by Pubco to the Sellers for their shares of JHD, shall be an aggregate number of Pubco ordinary shares (the “Exchange Shares”) with an aggregate value equal to (the “Exchange Consideration”) (i) One Billion U.S. Dollars ($1,000,000,000), plus (ii) the aggregate amount cash of JHD and its direct and indirect subsidiaries as of the Closing date, minus (iii) the aggregate indebtedness of JHD and its direct and indirect subsidiaries, and minus (iv) the amount of any unpaid transaction expenses of JHD in excess of $10,000,000 in aggregate, with each Pubco ordinary share valued at an amount equal to the price at which each East Stone ordinary share shall be redeemed or converted pursuant to the redemption of shares (the “Redemption Price”).

The issuances of Pubco ordinary shares in connection with the Share Exchange will be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) thereof because securities of Pubco will issued to a limited number of Sellers without involving a public offering. Such issuances will also be exempted from registration in reliance upon Regulation S of the Securities Act with regard to certain Sellers receiving Pubco ordinary shares who are qualified as non-U.S. persons thereunder.

The parties agreed that at or prior to the Closing, Pubco, the Seller and Continental Stock Transfer & Trust Company (or another mutually acceptable escrow agent), as escrow agent (the “Escrow Agent”), will enter into an Escrow Agreement, effective as of the Closing, in form and substance reasonably satisfactory to the Company and JHD (the “Escrow Agreement” ), pursuant to which Pubco shall cause to be delivered to the Escrow Agent a number of Exchange Shares (each valued at the Redemption Price) equal in value to ten percent (10%) of the Exchange Consideration otherwise issuable to the Sellers at the Closing (together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Escrow Shares”) to be held, along with any other dividends, distributions or other income on the foregoing (the “Other Escrow Property”, together with the Escrow Shares, the “Escrow Property”), in a segregated escrow account (the “Escrow Account”) and disbursed in accordance with the terms of the Business Combination Agreement and the Escrow Agreement.

If and when earned, the Sellers shall be entitled to receive from Pubco, as additional consideration for the purchase of the Purchased Shares, the Earned Escrow Shares together with the Other Escrow Property. To the extent that the amount of the Earned Escrowed Shares is less than the number of Escrow Share Number (as such terms are defined below), then the amount of Escrow Shares equal to such difference will be forfeited by the Sellers and released to Pubco for cancellation along with any accrued but unpaid dividends payable in respect of such Escrow Shares.

For the purposes of the calculating the Earned Earnout Shares, the following definitions shall apply:

“Earned Escrow Shares” means the result of the following equation: Escrow Share Number * (Revenue / Earnout Target).

“Earnout Target” means an amount equal to One Hundred Forty Million U.S. Dollars ($140,000,000).

“Earnout Year” means the period commencing on the first day of the first fiscal quarter following Closing (but in any event no earlier than October 1, 2021) and ending on the twelve (12) month anniversary of such date.

“Escrow Share Number” means the number of Escrow Shares.

“Revenue” means the consolidated revenue of Pubco and its subsidiaries for the Earnout Year, as set forth in Pubco’s filings with the SEC; provided that in no event shall the Revenue exceed the Earnout Target.

The obligations of the parties to consummate the Transactions are subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the Business Combination Agreement and the Transactions and related matters by the requisite vote of the Company’s shareholders; (ii) expiration of any waiting period under applicable antitrust laws; (iii) no law or order preventing or prohibiting the Transactions; (iv) the Company having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Redemption and any private placement financing;(v) the effectiveness of the Registration Statement; (vi) amendment by the shareholders of Pubco of Pubco’s memorandum and articles of association; (vii) receipt by JHD and the Company of evidence reasonably satisfactory to each such party that Pubco qualifies as a foreign private issuer; (viii) the election or appointment of members to Pubco’s post-closing board of directors designated by JHD and the Company; and (ix) the Pubco securities have been approved for listing on Nasdaq.

In addition, unless waived by JHD, the obligations of JHD, Pubco, Merger Sub and the Sellers to consummate the Transactions are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of the Company being true and correct on and as of the Closing (subject to material adverse effect); (ii) the Company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior the date of the Closing; (iii) absence of any material adverse effect with respect to the Company since the date of the Business Combination Agreement which is continuing and uncured; (iv) receipt by JHD and Pubco of a Registration Rights Agreement, providing customary registration rights to the Seller with respect to the portion of the Exchange Shares delivered to the Seller at the Closing and any Earnout Escrow Shares that are released from escrow to the Sellers (the “Seller Registration Rights Agreement”); and (v) the Company having delivered to the Sellers and JHD, evidence that is reasonably satisfactory to the Seller Representative of the amount of cash and cash equivalents, including funds remaining in the trust account (after giving effect to the completion and payment of the Redemption) and the proceeds of any PIPE investment.

Unless waived by the Company, the obligations of the Company to consummate the Transactions are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of JHD, Pubco and the Sellers being true and correct on and as of the Closing (subject to Material Adverse Effect); (ii) JHD, Pubco, Merger Sub and Seller having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (iii) absence of any Material Adverse Effect with respect to JHD or Pubco since the date of the Business Combination Agreement which is continuing and uncured; (iv) receipt by the Company of the Founders Registration Rights Agreement Amendment, each executed by Pubco; (v) receipt by the Company of share certificates and other documents evidencing the transfer of the Purchased Shares to Pubco; and (vi) receipt by the Company of the evidence of the termination of any outstanding options, warrants or other convertible securities of JHD, without any consideration or liability therefor.

The Parties agreed that after taking into consideration the Redemption, the trust account proceeds and the gross proceeds of any private placement, the amount of cash available to the Company should amount to One Hundred and Ten Million Dollars ($110,000,000) or more at Closing.

On February 23, 2021 and March 3, 2021, respectively, our Chief Financial Officer and one of the initial shareholders, Mr. Chunyi (Charlie) Hao, has loaned to the Company $200,000, the Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit (the “Working Capital Units”).

Effective May 24, 2021, the Company extended the date by which the Company has to consummate a business combination from May 24, 2021 to August 24, 2021 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its proposed business combination with JHD. In accordance with the Business Combination Agreement, JHD agreed to loan to the Company a sum of $1,380,000 on the Sponsor’s behalf in order to support the Extension. Such loan is non-interest bearing and will be payable upon the consummation of the proposed business combination.

The Transactions are expected to be completed by the end of the third quarter of 2021, subject to, among other things, the approval of the transaction by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions, including that the U.S. Securities and Exchange Commission completes its review of the proxy statement/prospectus relating to the transaction, the receipt of certain regulatory approvals, and the approval by The Nasdaq Stock Market to list the securities of the combined company.

Results of Operations

As of December 31, 2020, the Company had not yet commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and since the closing of IPO, the search for a target for its Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company anticipates it will generate income in the form of interest income from the proceeds derived from the IPO and placed in Trust Account (as defined below) as described below.

Liquidity and Capital Resources

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its initial shareholders prior to the IPO and such amount of proceeds from the sale of the Placement Units and the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. As of December 31, 2020, the Company had $23,486 in its operating bank account, $138,833,973 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith and working capital of approximately $523,000.

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

As of December 31, 2021, the liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through May 24, 2021, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Ordinary Shares Subject to Possible Redemption

We account for our Ordinary Share subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary Shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable Ordinary Share (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Ordinary Share features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020, the shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Through December 31, 2020, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on August 9, 2018. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Reference is made to pages F-1 through F-26 comprising a portion of this report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

East Stone Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of East Stone Acquisition Corporation (the “Company”) as of for the six month period ended December 31, 2020, year ended June 30, 2020 and June 30, 2019, and the statements of operations, changes in shareholders’ equity (deficit) and cash flows for the six month period ended December 31, 2020, year ended June 30, 2020 and the period from August 9, 2018 (inception) through June 30, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, June 30, 2020 and June 30, 2019, and the results of its operations and its cash flows for the period ended December 31, 2020, year ended June 30, 2020 and the period from August 9, 2018 (inception) through June 30, 2019 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company was unable to complete a Business Combination by May 24, 2021, then the Company would cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

June 9, 2021

EAST STONE ACQUISITION CORPORATION
BALANCE SHEETS

	December 31, 2020	June 30, 2020 (as restated)	For the Period from February 9, 2018 (Inception) through June 30, 2019
ASSETS
Current Assets
Cash	$23,486	$389,361	$47,722
Deferred offering costs associated with initial public offering	—	—	97,500
Prepaid expenses and other current assets	88,887	202,485	—
Total current assets	112,373	591,846	145,222
Cash and investments held in Trust Account	138,833,973	138,826,973	—
TOTAL ASSETS	$138,946,346	$139,418,819	$145,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Advances from related party	$—	$—	$25,050
Accrued offering cost	—	—	10,000
Accrued expenses	60,687	38,356	—
Promissory note payable – related party	—	—	100,000
Total current liabilities	60,687	38,356	135,050
Deferred underwriting commission	402,500	402,500	—
Derivative warrant liabilities	2,232,100	2,192,500	—
Total Liabilities	2,695,287	2,633,356	135,050

Commitments and Contingencies

Ordinary shares subject to possible redemption, no par value, 13,125,105, 13,178,546 and -0- shares at December 31, 2020, June 30, 2020 and June 30, 2019, respectively, at redemption value $10.00 per share	131,251,050	131,785,460	—

Shareholders’ Equity
Preferred shares in class A, B, C, D, and E, no par value; unlimited shares authorized, none issued and outstanding	—	—	—
Ordinary shares, no par value; unlimited shares authorized; 4,578,395, 4,524,954 and 3,450,000 shares issued and outstanding (excluding 13,125,105, 13,178,546 and -0- shares subject to redemption) at December 31, 2020 and June 30, 2020 and June 30, 2019, respectively	5,197,467	4,663,057	25,000
Retained earnings (Accumulated deficit)	(197,458)	336,946	(14,828)
Total Shareholders’ Equity	5,000,009	5,000,003	10,172
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,946,346	$139,418,819	$145,222

The accompanying notes are an integral part of these financial statements.

EAST STONE ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the Six Months Ended December 31, 2020	For the Year Ended June 30, 2020 (as restated)	For the Period from August 9, 2018 (inception through June 30, 2019
Operating costs	$501,804	$275,927	$14,828

Loss from operations	(501,804)	(275,927)	(14,828)
Change in fair value of derivative warrant liabilities	(39,600)	(199,272)	—
Interest earned on investment held in Trust Account	7,000	826,973	—
Net income (loss)	$(534,404)	$351,774	$(14,828)

Weighted average shares outstanding of redeemable ordinary shares	13,800,000 (1)	13,800,000 (1)	—

Basic and diluted net income per ordinary share	$0.00	$0.06	$0.00

Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500 (3)	3,903,500 (3)	3,000,000 (2)

Basic and diluted net loss per ordinary share	$(0.14)	$(0.12)	$(0.00)

(1)	Includes an aggregate of up to 13,125,105 and 13,178,546 shares subject to possible redemption on December 31, 2020 and June 30, 2020, respectively.

(2)	Excludes an aggregate of up to 450,000 shares held by the initial shareholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in part or in full (see Note 5).

(3)	Non-redeemable ordinary share includes 3,450,000 ordinary shares issued to initial shareholders, 350,000 private units and 103,500 ordinary shares issued to underwriters as part of the underwriting compensation.

The accompanying notes are an integral part of these financial statements.

EAST STONE ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Retained earnings (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity
Balance – August 9, 2018 (inception)	—	$—	$—	$—
Ordinary shares issued to initial shareholders	3,450,000	25,000	—	25,000
Net loss	—	—	(14,828)	(14,828)
Balance – June 30, 2019	3,450,000	$25,000	$(14,828)	$10,172

Sales of 13,800,000 Units, net of underwriting discount and offering expenses	13,800,000	133,276,717	—	133,276,717
Sales of 350,000 Private Placement Units	350,000	3,500,000	—	3,500,000
Issuance of Representative Shares in connection with the sales of units	103,000	—	—	—
Excess of cash received over fair value of private warrants		(353,200)	—	(353,200)
Ordinary shares subject to possible redemption	(13,178,546)	(131,785,460)	—	(131,785,460)
Net income	—	—	351,774	351,774
Balance – June 30, 2020 (as restated)	4,524,954	$4,663,057	$336,946	$5,000,003

Change in value of ordinary shares subject to possible redemption	53,441	534,410	—	534,410
Net loss	—	—	(534,404)	(534,404)
Balance – December 31, 2020 (as restated)	4,578,395	$5,197,467	$(197,458)	$5,000,009

The accompanying notes are an integral part of these financial statements.

EAST STONE ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31, 2020	For the Year Ended June 30, 2020	For the Period from August 9, 2018 (inception) through June 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(534,404)	$351,774	$(14,828)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	39,600	199,272	—
Interest earned on investments held in Trust Account	(7,000)	(826,973)	—
Changes in operating assets and liabilities
Advance from related party	113,598	(20,050)	50
Accrued expense	22,331	38,356	—
Prepaid expense	—	(202,485)	—
Net cash used in operating activities	(365,875)	(460,106)	(14,778)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(138,000,000)	—
Net cash used in financing activities	—	(138,000,000)	—

Cash Flows from Financing Activities:
Proceeds from promissory note payable - related party	—	—	100,000
Repayment of promissory note payable - related party	—	(100,000)
Proceeds from sale of ordinary shares to initial shareholders	—	—	25,000
Proceeds from sale of 350,000 private placement units	—	3,500,000)	—
Proceeds from sale of 13,800,000 units, net of underwriting discount paid		135,987,500	—
Offering cost	—	(580,755)	(62,500)
Net cash provided by (used in) financing activities	—	138,806,745	(62,500)

Net Change in Cash	(365,875)	341,639	47,722
Cash -- Beginning of period	389,361	47,722
Cash - End of period	$23,486	$389,361	$47,722

Non-Cash Investing and Financing Activities
Initial classification of ordinary shares subject to possible redemption	$—	$131,794,330	$—
Change in value of ordinary shares subject to possible redemption	$(534,410)	$(8,870)	$—
Payment and advances of offering costs by related party	$(494,810)	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$—	$10,000
Deferred underwriting commissions charged to equity	$—	$402,500	$—

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

Announcement of Business Combination Agreement

On September 21, 2020, the Company entered into a Business Combination Agreement (as amended, including by the Amended and Restated Business Combination Agreement, dated November 9, 2020, the “Business Combination Agreement”) with Ufin Holdings Limited, a Cayman Islands limited liability company (“Ufin”), Ufin Tek Limited, a British Virgin Islands company (“Pubco”), Ufin Mergerco Limited, a British Virgin Islands company and a wholly-owned subsidiary of Pubco (“Merger Sub”), Sherman Xiaoma Lu, the Chief Executive Officer of the Company, an individual, in the capacity as the Purchaser Representative thereunder, Yingkui Liu, in the capacity as the Seller Representative thereunder, and Ufin Investment Limited, a British Virgin Islands limited liability company and the sole holder of Ufin’s outstanding capital shares (the “Seller”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”), and with holders of East Stone securities receiving substantially identical securities of Pubco, and (b) Pubco will acquire all of the issued and outstanding ordinary shares of Ufin (the “Purchased Shares”) from the Seller in exchange for American Depositary Shares (“ADS”) representing ordinary shares of Pubco, with Ufin becoming a wholly-owned subsidiary of Pubco (the “Share Exchange”, and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”). The total consideration to be paid by Pubco to the Seller for its shares of Ufin (which consideration shall be allocated to certain designated recipients (the “Designated Share Recipients”) shall be a combination of ADSs representing Pubco ordinary shares and Pubco warrants equal to up to Four Hundred Fifty Million Dollars ($450,000,000) (the “Exchange Consideration”) consisting of (a) a number of ADSs representing Pubco ordinary shares (the “Base Exchange Shares”) equal in value to: (i) $300,000,000, plus (or minus, if negative) Ufin’s net working capital, and minus (ii) the aggregate amount of any outstanding indebtedness of Ufin (in excess of RMB10,000,000 (the “Closing Debt”), (b) 6,000,000 Pubco warrants, and (c) up to 15,000,000 Pubco ADSs representing ordinary shares if certain conditions are met (the “Earnout Shares”), and together with the Base Exchange Shares (the “Exchange Shares”). At the Closing, Seller will allocate its ADSs among certain Designated Share Recipients. Each ADS representing Pubco ordinary shares is valued at a per share price of $10.00.

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

The parties agreed that at or prior to the Closing, Pubco, the Seller and Continental Stock Transfer & Trust Company (or another mutually acceptable escrow agent), as escrow agent (the “Escrow Agent”), will enter into an Escrow Agreement, effective as of the Closing, in form and substance reasonably satisfactory to the Company and Ufin (the “Escrow Agreement” ), pursuant to which Pubco will deliver to the Escrow Agent (i) a number of ADSs representing Pubco ordinary shares, equal to 10% of the Base Exchange Shares (or 30,000,000 shares), and (ii) 15,000,000 Exchange Shares (the “Earnout Escrow Shares”) to be held, along with any dividends, distributions or income thereon (together with the Earnout Escrow Shares, the “Earnout Escrow Property”) in a segregated account (the “Earnout Escrow Account”) and disbursed in accordance with the Business Combination Agreement and the Escrow Agreement.

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

The Business Combination Agreement contains a number of representations and warranties made by the Company, Ufin, Pubco and Seller as of the date of such agreement. The representations and warranties made by the Company, Ufin and Pubco are customary for transactions similar to the transactions contemplated by the Business Combination Agreement. The obligations of the parties to consummate the Transactions are subject to various conditions, including the Company having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Redemption and any private placement financing. The Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior to the Closing, including, if after taking into consideration the Redemption, the trust account proceeds and the gross proceeds of any private placement, the amount of cash available to the Company is less than Thirty Million Dollars ($30,000,000).

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through May 24, 2021, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. On May 20, 2021, the Company extended the date by which the Company has to consummate a business combination from May 24, 2021 to August 24, 2021 (see Note 11, Subsequent Events), though it is not guaranteed the Company may consummate a business Combination by August 24, 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. For the period of this financial statements, the management exercised a significant judgment in estimating the fair value of its warrant liabilities. The actual results could differ significantly from those estimates including the estimate of the fair value of its warrant liabilities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020, June 30, 2020, and June 30, 2019, 13,125,105 ordinary shares, 13,178,546 ordinary shares and -0- ordinary shares, respectively, subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Offering Costs

Total offering costs amounted to $4,154,255, including fair value placed on the Representative’s Shares at $1,035,000,but excluding value placed Representative’s Warrants at $1,640,028 which is accounted for as warrant liabilities on the Company balance sheet. Of the total $4,154,255 transaction cost, the cash transaction costs amounted to $3,083,255, of which $2,415,000 was underwriting fees, including $402,500 deferred underwriting commission, payable at the consummation of the Business Combination, and $668,255 of other offering costs of legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. All of the transaction costs were charged to the equity of the Company upon completion of IPO.

Income Taxes

ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020, June 30, 2020 and June 30, 2019, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares, is calculated by dividing the interest income earned on the Trust Account at December 31, 2020, June 30, 2020 and June 30, 2019, respectively.

For the six months ended December 31, 2020, net income (loss) divided by the weighted average number of redeemable ordinary shares of 13,800,000 outstanding for the period resulted in basic and diluted net income per ordinary share of $0.00. For the year ended June 30, 2020, net income divided by the weighted average number of redeemable ordinary shares of 13,800,000 outstanding for the period resulted in basic and diluted net income per ordinary share of $0.06. For the period from August 9, 2018 through June 30, 2019, net income (loss) divided by the weighted average number of zero (0) redeemable ordinary shares outstanding for the period resulted in no net income per ordinary share, basic and diluted.

For the six months ended as of December 31, 2020, net loss per ordinary share, basic and diluted for non-redeemable ordinary shares, is calculated by dividing the net income (loss), by the weighted average number of 3,903,500 non-redeemable ordinary shares outstanding for the periods, resulted in basic and diluted loss per ordinary share of $0.14, respectively. For years ended as of June 30, 2020, basic and diluted net loss per ordinary share for non-redeemable ordinary shares is calculated by dividing the net income (loss), by the weighted average number of 3,903,500 non-redeemable ordinary shares outstanding for the periods, resulted in basic and diluted loss per ordinary share of $0.12. For the period from August 9, 2018 through June 30, 2019, basic and diluted net loss per ordinary share for non-redeemable ordinary shares is calculated by dividing the net income (loss), by the weighted average number of 3,000,000 non-redeemable ordinary shares outstanding for the periods, resulted in basic and diluted loss per ordinary share of $0.00.

Non-redeemable ordinary shares include the Founder Shares, Representative Shares, ordinary shares issued to underwriters as part of the underwriting compensation, and Private Placement Units, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investment held in Trust Account. Cash is maintained in accounts with financial institutions, which at times may exceed the federal depository insurance coverage limit of $250,000. As of December 31, 2020, June 30, 2020 and June 30, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The Company analyses all financial instruments with features of both liabilities and equity under FASB accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” and ASC Topic 815 “Derivatives and Hedging”. Pursuant to its IPO, the Company sold 13,800,000 Units (including underwriters’ full exercise over-allotment option 1,800,000 Unit) consisting with one ordinary share, one right (“Public Right”), and one warrant (“Public Warrant”) (see Note 3). Simultaneously with the closing of the IPO, the Company sold 350,000 Private Units (see Note 4), consisting with 350,000 ordinary shares, 350,000 warrants (“Private Warrant”) and 350,000 rights (“Private Right). As a compensation to IPO underwriters, the Company issued 690,000 Representative’s Warrants to the Company underwriters (see Note 6). The Company accounted for its Public Warrant, Public Right and Private Right as equity instruments. The Company accounted for Private Warrants and Representative Warrants as liability instruments.

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities are re-measured and reported at fair value at least annually.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Management evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of operations as incurred.

The Company sold 350,000 Private Warrants and issued 690,000 Representative Warrants in connection to its IPO (together “Warrant”) (see Note 4 and Note 6). All of the Company’s outstanding Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the Warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Promissory Note — Related Party

The Company’s initial shareholders have signed a promissory note (the “Note”) to loan the Company up to $300,000 to be used for the IPO. The Note was non-interest bearing, unsecured and due on the earlier of December 31, 2020 or the closing of the IPO. On February 24, 2020, the total outstanding balance of $182,500 of the Note was repaid in full.

Administrative Support Arrangement

The Company entered into an administrative support agreement with an affiliate of the Company’s officers (the “Service Party”), commencing on February 19, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Service Party up to a maximum of $120,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fees shall be paid on a quarterly basis at $30,000 per quarter until the maximum fee is reached, or if earlier, until the consummation of the Company’s Business Combination or liquidation. For the six months ended December 31, 2020, the Company paid the Service Party $60,000.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit (the “Working Capital Units”). As of December 31, 2020, June 30, 2020 and June 30, 2019, no Working Capital Loans were issued.

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

On 24th of February 2020, the date when the Representative Warrants issued, the Company estimated the fair value of Representative’s Warrants to be approximately $1,640,028 (or $2.38 per warrant) using the Black-Scholes option-pricing model at the issuing time. The fair value of the Representative’s Warrants granted to the Underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 31.5%, (2) risk-free interest rate of 1.536%, share price at $10.00 with a strike price at $12.00 and (3) expected life of five years.

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2020, the Company had 350,000 Private Warrants outstanding and 690,000 Representative Warrants outstanding. The Private Warrants and Representative Warrants are recognized as warrant liabilities and subsequently measured at fair value.

The Private Warrants will be identical to the Public Warrants (see Note 9) underlying the Units being sold in the IPO, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Representative Warrants are different from Public and Private Warrants. The exercise price of Representative Warrants is $12 and is non-redeemable. Representative’s Warrants have been deemed compensation by FINRA and are subject to a lock-up period. The Company considered Representative Warrants as a liability because net cash settlement is assumed under ASC 815-40-25-14 as the Company is required to deliver registered shares to the purchasers of Representative Warrants.

NOTE 8. CORRECTION OF PREVIOUSLY ISSUED MISSTATED FINANCIAL STATEMENTS, CONDENSED OR AUDITED

On April 12, 2021, the SEC Staff issued the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPAC)(“statement”). In the statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet. Historically, the warrants were reflected as component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants.

Since its inception, the Company has accounted its warrants, both public warrants and private warrants and representative’s warrants, for equity within the Company balance sheet, and after discussion and evaluation and taking into consideration the SEC Staff Statement, the Company has concluded that its Private Warrants and Representative’s Warrants should be presented as liabilities with subsequent fair value remeasurement.

Impact of the Restatement

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	For the six months ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Revised

Balance sheet
Derivative warrant liabilities	$—	$2,232,100	$2,232,100
Total Liabilities	$463,187	$2,232,100	$2,695,287
Ordinary shares subject to possible redemption, no par value, at redemption value $10.00 per share	$133,483,150	$(2,232,100)	$131,251,050

Shareholders’ Equity
Ordinary shares, no par value	$4,958,595	$238,872	$5,197,467
Retained earnings (accumulated deficit)	$41,414	$(238,872)	$(197,458)
Total Shareholders’ Equity	$5,000,009	$—	$5,000,009

	For the six months ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Revised

Statement of Operations
Change in fair value of derivative warrant liabilities	$—	$(39,600)	$(39,600)
Net loss	$(494,804)	$(39,600)	$(534,404)

Weighted average shares outstanding of redeemable ordinary shares	13,800,000	—	13,800,000

Basic and diluted net income per ordinary share	$0.00	$0.00	$0.00

Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500	—	3,903,500

Basic and diluted net loss per ordinary share	$(0.13)	$(0.01)	$(0.14)

	For the six months ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Revised

Statement of Cash Flows
Net loss	$(494,804)	$(39,600)	$(534,404)
Adjustments to reconcile net loss to net cash used in operating activities:	$—	$39,600	$39,600
Net cash used in operating activities	$(365,876)	$—	$(365,876)

Non-Cash Investing and Financing Activities
Change in value of ordinary shares subject to possible redemption	$(494,810)	$(39,600)	$(534,410)

	As of June 30, 2020
	As Previously Reported	Restatement Adjustment	As Revised

Balance Sheet
Derivative warrant liabilities	$—	$2,192,500	$2,192,500
Total Liabilities	$440,856	$2,192,500	$2,633,356
Ordinary shares subject to possible redemption, no par value, at redemption value $10.00 per share	$133,977,960	$(2,192,500)	$131,785,460

Shareholders’ Equity
Ordinary shares, no par value	$4,463,785	$199,272	$4,663,057
Retained earnings (accumulated deficit)	$536,218	$(199,272)	$336,946
Total Shareholders’ Equity	$5,000,003	$—	$5,000,003

	For the year ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Revised

Statement of Operations
Change in fair value of derivative warrant liabilities	$—	$(199,272)	$(199,272)
Net income	$551,046	$(199,272)	$351,774

Weighted average shares outstanding of redeemable ordinary shares	13,800,000	—	13,800,000

Basic and diluted net income per ordinary share	$0.06	$—	$0.06

Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500	—	3,903,500

Basic and diluted net loss per ordinary share	$(0.07)	$(0.05)	$(0.12)

	For the year ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Revised

Statement of Cash Flows
Net income	$551,046	$(199,272)	$351,774
Adjustments to reconcile net income to net cash used in operating activities:	$—	$199,272	$199,272
Net cash used in operating activities	$(456,106)	$—	$(456,106)

Non-Cash Investing and Financing Activities
Initial classification of ordinary shares subject to possible redemption	$133,416,830	$(1,622,500)	$131,794,330
Change in value of ordinary shares subject to possible redemption	$561,130	$(570,000)	$(8,870)

NOTE 9. SHAREHOLDERS’ EQUITY

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

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares, no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2020, June 30, 2020 and June 2019, there were 13,125,105, 13,178,546 ordinary shares and zero ordinary shares, respectively, subject to redemption. As of December 31, 2020, June 30, 2020 and June 30, 2019, there were 4,578,395, 4,524,954 and 3,450,000 ordinary shares, respectively, issued and outstanding.

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

The Public Warrant exercise price is adjusted, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.50 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination, and (z) the volume weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Price”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the Market Price.

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

NOTE 10. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of December 31, 2020, and June 30, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants and Representative’s Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly the fair value of the Private Warrants and Representative’s Warrants were classified from Level 1 measurement to Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and June 30, 2020 and indicates the fair value of held to maturity securities as follows.

	Level	December 31, 2020 (as restated)

Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$138,833,973

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$466,300
Derivative Warrant Liability – Representative Warrant	3	$1,765,800

	Level	June 30, 2020 (as restated)

Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$138,826,973

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$457,900
Derivative Warrant Liability – Representative Warrant	3	$1,734,600

The fair value of the Private Warrants and Representative Warrants were estimated using Black-Scholes model for the six months ended December 31, 2020 and for the year ended June 30, respectively. The Company recognized a charge to the statement of operations resulting from an increase in the fair value of warrant liabilities of $39,600 and $199,272, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Warrants and Representative Warrants is determined using Level 3 inputs. Inherent in these valuations are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical and implied volatilities of select peer companies as well as its own that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s Private Warrants and Representative Warrants at their measurement dates:

	As of December 31, 2020	As of June 30, 2020

Volatility	39.83%	38.82%
Stock price	10.06	9.86
Expected life of the warrants to convert	5.64	6.15
Risk free rate	0.54%	0.51%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from February 9, 2018 (inception) through December 31, 2020 is summarized as follows:

Derivative warrant liabilities at February 9, 2018 (inception)	$-
Issuance of Private Warrants	353,200
Issuance of Representative Warrants	1,640,028
Change in fair value of derivative warrant liabilities	199,272
Derivative Warrant Liabilities at June 30, 2020	2,192,500
Change in fair value of derivative warrant liabilities	39,600
Derivative Warrant Liabilities at December 31, 2020	$2,232,100

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Upon this review, the Company has identified the following subsequent events what would require proper disclosure in the financial statements.

On February 15, 2021, the Company entered into a letter termination agreement with Ufin Holdings Limited, a Cayman Islands exempted company (“Ufin”), Ufin Tek Limited, a British Virgin Islands business company (“Ufin Pubco”), Ufin Mergerco Limited, a British Virgin Islands business company and a wholly-owned subsidiary of Pubco (“Ufin Merger Sub”), Xiaoma (Sherman) Lu, an individual, in the capacity as the Purchaser Representative thereunder, Yingkui Liu, in the capacity as the Seller Representative thereunder, and Ufin Investment Limited, a British Virgin Islands business company and the sole holder of Ufin’s outstanding capital shares (the “Ufin Seller”, together with The Company, Ufin, Ufin Pubco, Ufin Merger Sub, Sherman Xiaoma Lu, Yingkui Liu and Ufin Seller, the “Ufin Parties”) for a proposed business combination, as previously disclosed in the Current Report on Form 8-K of The Company, on November 9, 2020, The Company entered into that certain Amended and Restated Business Combination Agreement (the “Ufin Agreement”). In accordance such letter agreement, upon execution and delivery of the letter agreement all of the rights and obligations of the Ufin Parties under the Ufin Agreement ceased (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, termination and general provisions) without any liability on the part of any party or any of their respective representatives.

On February 16, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Navy Sail International Limited, a British Virgin Islands company (“Navy Sail”), as Purchaser Representative, JHD Technologies Limited, a Cayman Islands company (“Pubco”), Yellow River MergerCo Limited, a British Virgin Islands company and a wholly-owned subsidiary of Pubco (“Merger Sub”), JHD Holdings (Cayman) Limited, a Cayman Islands company (“JHD”), Yellow River (Cayman) Limited, a Cayman Islands company (the “Primary Seller”), and each of the holders of JHD’s capital shares that become parties to the Business Combination Agreement after the date thereof by executing and delivering to the Purchaser, Pubco and JHD a joinder agreement (each individually, a “Seller”, and collectively with the Primary Seller, the “Sellers”), and, Double Ventures Holdings Limited, a British Virgin Islands business company, the Company’s sponsor, solely with respect to Sections 10.3 and Articles XII and XIII thereof, as applicable (the “Sponsor”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”), as a result of which, (1) the Company shall become a wholly-owned subsidiary of Pubco and (ii) each issued and outstanding security of the Company immediately prior to the Effective Time (as defined in the Business Combination Agreement) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (b) Pubco will acquire all of the issued and outstanding capital shares of JHD from the Sellers in exchange for ordinary shares of Pubco (the “Share Exchange” and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

The total consideration to be paid by Pubco to the Sellers for their shares of JHD, shall be an aggregate number of Pubco ordinary shares (the “Exchange Shares”) with an aggregate value equal to (the “Exchange Consideration”) (i) One Billion U.S. Dollars ($1,000,000,000), plus (ii) the aggregate amount cash of JHD and its direct and indirect subsidiaries as of the Closing date, minus (iii) the aggregate indebtedness of JHD and its direct and indirect subsidiaries, and minus (iv) the amount of any unpaid transaction expenses of JHD in excess of $10,000,000 in aggregate, with each Pubco ordinary share valued at an amount equal to the price at which each East Stone ordinary share shall be redeemed or converted pursuant to the redemption of shares (the “Redemption Price”). The issuances of Pubco ordinary shares in connection with the Share Exchange will be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) thereof because securities of Pubco will issued to a limited number of Sellers without involving a public offering. Such issuances will also be exempted from registration in reliance upon Regulation S of the Securities Act with regard to certain Sellers receiving Pubco ordinary shares who are qualified as non-U.S. persons thereunder.

The parties agreed that at or prior to the Closing, Pubco, the Seller and Continental Stock Transfer & Trust Company (or another mutually acceptable escrow agent), as escrow agent (the “Escrow Agent”), will enter into an Escrow Agreement, effective as of the Closing, in form and substance reasonably satisfactory to the Company and JHD (the “Escrow Agreement” ), pursuant to which Pubco shall cause to be delivered to the Escrow Agent a number of Exchange Shares (each valued at the Redemption Price) equal in value to ten percent (10%) of the Exchange Consideration otherwise issuable to the Sellers at the Closing (together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Escrow Shares”) to be held, along with any other dividends, distributions or other income on the foregoing (the “Other Escrow Property”, together with the Escrow Shares, the “Escrow Property”), in a segregated escrow account (the “Escrow Account”) and disbursed in accordance with the terms of the Business Combination Agreement and the Escrow Agreement.

If and when earned, the Sellers shall be entitled to receive from Pubco, as additional consideration for the purchase of the Purchased Shares, the Earned Escrow Shares together with the Other Escrow Property. To the extent that the amount of the Earned Escrowed Shares is less than the number of Escrow Share Number (as such terms are defined below), then the amount of Escrow Shares equal to such difference will be forfeited by the Sellers and released to Pubco for cancellation along with any accrued but unpaid dividends payable in respect of such Escrow Shares.

For the purposes of the calculating the Earned Earnout Shares, the following definitions shall apply:

“Earned Escrow Shares” means the result of the following equation: Escrow Share Number * (Revenue / Earnout Target).

“Earnout Target” means an amount equal to One Hundred Forty Million U.S. Dollars ($140,000,000).

“Earnout Year” means the period commencing on the first day of the first fiscal quarter following Closing (but in any event no earlier than October 1, 2021) and ending on the twelve (12) month anniversary of such date.

“Escrow Share Number” means the number of Escrow Shares.

“Revenue” means the consolidated revenue of Pubco and its subsidiaries for the Earnout Year, as set forth in Pubco’s filings with the SEC; provided that in no event shall the Revenue exceed the Earnout Target.

The obligations of the parties to consummate the Transactions are subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the Business Combination Agreement and the Transactions and related matters by the requisite vote of the Company’s shareholders; (ii) expiration of any waiting period under applicable antitrust laws; (iii) no law or order preventing or prohibiting the Transactions; (iv) the Company having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Redemption and any private placement financing;(v) the effectiveness of the Registration Statement; (vi) amendment by the shareholders of Pubco of Pubco’s memorandum and articles of association; (vii) receipt by JHD and the Company of evidence reasonably satisfactory to each such party that Pubco qualifies as a foreign private issuer; (viii) the election or appointment of members to Pubco’s post-closing board of directors designated by JHD and the Company; and (ix) the Pubco securities have been approved for listing on Nasdaq.

In addition, unless waived by JHD, the obligations of JHD, Pubco, Merger Sub and the Sellers to consummate the Transactions are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of the Company being true and correct on and as of the Closing (subject to material adverse effect); (ii) the Company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior the date of the Closing; (iii) absence of any material adverse effect with respect to the Company since the date of the Business Combination Agreement which is continuing and uncured; (iv) receipt by JHD and Pubco of a Registration Rights Agreement, providing customary registration rights to the Seller with respect to the portion of the Exchange Shares delivered to the Seller at the Closing and any Earnout Escrow Shares that are released from escrow to the Sellers (the “Seller Registration Rights Agreement”); and (v) the Company having delivered to the Sellers and JHD, evidence that is reasonably satisfactory to the Seller Representative of the amount of cash and cash equivalents, including funds remaining in the trust account (after giving effect to the completion and payment of the Redemption) and the proceeds of any PIPE investment.

Unless waived by the Company, the obligations of the Company to consummate the Transactions are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of JHD, Pubco and the Sellers being true and correct on and as of the Closing (subject to Material Adverse Effect); (ii) JHD, Pubco, Merger Sub and Seller having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (iii) absence of any Material Adverse Effect with respect to JHD or Pubco since the date of the Business Combination Agreement which is continuing and uncured; (iv) receipt by the Company of the Founders Registration Rights Agreement Amendment, each executed by Pubco; (v) receipt by the Company of share certificates and other documents evidencing the transfer of the Purchased Shares to Pubco; and (vi) receipt by the Company of the evidence of the termination of any outstanding options, warrants or other convertible securities of JHD, without any consideration or liability therefor.

The Parties agree that after taking into consideration the Redemption, the trust account proceeds and the gross proceeds of any private placement, the amount of cash available to the Company should amount to One Hundred and Ten Million Dollars ($110,000,000) or more at Closing.

On February 23, 2021 and March 3, 2021, respectively, our Chief Financial Officer and one of the initial shareholders, Mr. Chunyi (Charlie) Hao, has loaned to the Company $200,000, the Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit (the “Working Capital Units”) (see Note 5).

On May 20, 2021, the Company issued a press release (the “Press Release”) announcing that its sponsor, Double Venture Holdings Limited (the “Sponsor”), has requested that the Company extend the date by which the Company has to consummate a business combination from May 24, 2021 to August 24, 2021 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents. In connection with such Extension, the Sponsor has notified the Company that it intends to cause an aggregate of $1,380,000 to be deposited into the Company’s trust account on or before May 24, 2021. The Extension provides the Company with additional time to complete its proposed business combination with JHD Holdings (Cayman) Limited (“JHD”), an innovative merchant enablement platform serving lower-tier cities in China. On February 18, 2021, the Company and JHD announced the execution of a definitive business combination agreement. In accordance with the definitive business combination agreement executed between the Company and JHD, JHD agreed to loan to the Company a sum of $1,380,000 on the Sponsor’s behalf in order to support the Extension. Such loan will be non-interest bearing and will be payable upon the consummation of the proposed business combination. The transaction is expected to be completed by the end of the third quarter of 2021, subject to, among other things, the approval of the transaction by the Company’s shareholders, satisfaction of the conditions stated in the definitive business combination agreement and other customary closing conditions, including that the U.S. Securities and Exchange Commission completes its review of the proxy statement/prospectus relating to the transaction, the receipt of certain regulatory approvals, and the approval by The Nasdaq Stock Market to list the securities of the combined company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers have identified material weakness in in our internal control over financial reporting. Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously-issued misstated financial statements, audited and condensed, as of February 28, 2020, March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, respectively, and statements of operation ended March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, respectively.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, the Company faces potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses our internal control over financial reporting and the preparation of our financial statements. As of the date of this filing, the Company has no knowledge of any such litigation or dispute. However, the Company provides no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this report.

This report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Xiaoma (Sherman) Lu	54	Chief Executive Officer and Director
Chunyi (Charlie) Hao	61	Chairman and Chief Financial Officer
Sanjay Prasad	57	Director
Michael S. Cashel	59	Director
William Zielke	76	Director

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

Mr. Michael S. Cashel has been serving as one of our directors since February 2020. Mr. Cashel joined the ION Group, a major global Fintech firm as a business development executive in March of 2021. He also maintains an LLC named CapMarkets IQ LLC where he has offered management consulting services and houses direct investments since August 5, 2020. From September 2019 to July 31, 2020, he was the Chief Operating Officer and Chief Compliance Officer for Open Door Securities. From September of 2018 to September of 2019 he provided business consulting services to the State Street Corporation. Mr. Cashel was a Senior Vice President at Fidelity Trading Ventures (a unit of Fidelity Investments) from 2012 to 2017, where he led the development of various trading technologies and analytics. Prior to that, he served as Senior Vice President and Head of Equities at Fidelity Capital Markets (a division of Fidelity Investments) from 2008 to 2012. Mr. Cashel has previously served in managerial positions at Bear Steans, Harborside Securities, ABN AMRO, and Morgan Stanley. Mr. Cashel earned his bachelor’s degree from Saint Lawrence University and carries the Series 7, 9, 10, 24, 55, 63, and 99 licenses though he is not active with a brokerage firm currently. Mr. Cashel is well qualified to serve as a director due to his extensive experience in finance and investment.

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

From May 2010 to April 2013, Mr. Zielke, our director, served initially as a member of the Board of Directors and Co-Chair of the Audit Committee, and later on served as Chief Executive Officer of Tongxin. In January 2011, Mr. Zielke, together with certain current and former officers of Tongxin, was named as a defendant in a number of shareholder lawsuits (collectively, the “Shareholder Lawsuits”). Each of the Shareholder Lawsuits is a class action brought on behalf of the shareholders of Tongxin. The allegations in the Shareholder Lawsuits were substantially similar and alleged violations of Sections 10(b) and 20(a) of the Exchange Act. All of the Shareholder Lawsuits were transferred to the Central District of California, and consolidated. In July 2012, the United States District Court for the Central District of California granted final approval of the settlement agreement entered between Tongxin and the plaintiffs in the class-action lawsuits against Tongxin. Pursuant to the terms of the settlement, Tongxin’s insurer paid $3 million to the plaintiff, and all claims against Tongxin and its current and former officers and directors were settled, released and dismissed, without any admission of liability or wrongdoing. Also in January 2011, the SEC commenced a non-public formal investigation against Tongxin into the circumstances surrounding certain related party transactions and the circumstances surrounding Tongxin’s failure to timely file its 2009 Annual Report on Form 20-F. In December 2013, the SEC concluded its investigation without any allegations of wrongdoing against Tongxin.

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

The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 8, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Double Ventures Holdings Limited(2)	1,667,000	9.4%
Fan Yu(2)	1,667,000	9.4%
Chunyi (Charlie) Hao(2)(3)(4)	3,443,000	19.4%
Xiaoma (Sherman) Lu(3)(5)	870,000	4.9%
Sanjay Prasad	18,000	*
Michael S. Cashel	18,000	*
William Zielke	18,000	*
All directors and officers as a group (5 individuals)	4,292,000	24.2%
Polar Asset Management Partners Inc.(6)	1,662,963	9.4%
Hudson Bay Capital Management LP(7)	1,651,900	9.3%
Mizuho Financial Group, Inc.(8)	1,626,650	9.2%
Glazer Capital, LLC(9)	1,375,285	7.8%
Basso SPAC Fund LLC(10)	1,046,521	5.9%
Periscope Capital Inc.(11)	974,700	5.5%

*	Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals is 25 Mall Road, Suite 330, Burlington, MA 01803.

(2)	Chunyi (Charlie) Hao is the sole officer and director of Double Ventures Holdings Limited, our sponsor. Mr. Hao owns 33.3% of our sponsor, and Fan Yu owns 66.7% of our sponsor. As a result, Mr. Hao and Ms. Yu may be deemed to share voting and investment discretion with respect to the ordinary shares held by our sponsor. Each may thus be deemed to have beneficial ownership of the ordinary shares held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(3)	Chunyi (Charlie) Hao is the sole officer and director of Navy Sail International Limited. Navy Sail International Limited is indirectly owned by our directors Chunyi (Charlie) Hao, Xiaoma (Sherman) Lu, along with certain other individuals, namely Yuning Yao, Yanan Zhao, Richard Hong Yan, Daniel Hao Zhao, Garrett Barclay Lu, Tianlei Han, and Ting Li. Such individuals do not directly own any of our ordinary shares. However, each such individual has a pecuniary interest in our ordinary shares through his or her respective indirect ownership of the equity interests of Navy Sail International Limited. As a result, each such individual may be deemed to share voting and investment discretion with respect to the ordinary shares held directly by Navy Sail International Limited. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Daniel Hao Zhao is the son of Chunyi (Charlie) Hao, and Garret Barclay Lu is the son of Xiaoma (Sherman) Lu.

(4)	Includes 1,500,000 shares held by our sponsor (plus an additional 167,000 private units held by our sponsor and/or its designees following our initial offering), 750,000 shares held by Navy Sail International Limited, and 1,026,000 shares held directly by Chunyi (Charlie) Hao.

(5)	Includes 750,000 shares held by Navy Sail International Limited and 120,000 shares held directly by Xiaoma (Sherman) Lu.

(6)	According to a Schedule 13G filed with the SEC on February 9, 2021 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. The address of the business office of the reporting person is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. The reporting person is an investment fund manager, portfolio manager, exempt market dealer and commodity trading manager registered with the Ontario Securities Commission. PMSMF has the right to receive or the power to direct the receipt of dividends from or the proceeds from the sale of more than 5% of the shares held by PMSMF.

(7)	According to a Schedule 13G filed with the SEC on February 9, 2021 by Hudson Bay Capital Management LP, a Delaware limited partnership (the “Hudson Bay”), and Mr. Sander Gerber, a United States citizen (“Mr. Gerber”). The address of the business office of each of Hudson Bay and Mr. Gerber is 777 Third Avenue, 30th Floor, New York, NY 10017. Hudson Bay serves as the investment manager to HB Strategies LLC, in whose name the securities reported herein are held. As such, Hudson Bay may be deemed to be the beneficial owner of all securities held by HB Strategies LLC. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay. Mr. Gerber disclaims beneficial ownership of these securities.

(8)	According to a Schedule 13G filed with the SEC on February 12, 2021 by Mizuho Financial Group, Inc. The address of the business office of Mizuho Financial Group, Inc. is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary.

(9)	According to a Schedule 13G/A filed with the SEC on February 16, 2021 by Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), with respect to the shares of securities held by certain funds and managed accounts to which Glazer Capital serves as investment manager (collectively, the “Glazer Funds”), and Mr. Paul J. Glazer (“Mr. Glazer”), who serves as the Managing Member of Glazer Capital, with respect to the securities held by the Glazer Funds. The address of the business office of each of the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019. The filing of the Schedule 13G should not be construed as an admission that any of the reporting persons is, for the purposes of Section 13 of the Act, the beneficial owner of the securities reported herein.

(10)	According to a Schedule 13G filed with the SEC on January 7, 2021 by Basso SPAC Fund LLC (“Basso SPAC”), Basso Management, LLC (“Basso Management”), Basso Capital Management, L.P. (“BCM”), Basso GP, LLC (“Basso GP”) and Howard I. Fischer (“Mr. Fischer”). The address of the business office of each of the reporting persons is 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902. The securities reported herein are directly beneficially owned by Basso SPAC. Basso Management is the manager of Basso SPAC. BCM serves as the investment manager of Basso SPAC. Basso GP is the general partner of BCM. Mr. Fischer is the principal portfolio manager for Basso SPAC, the Chief Executive Officer and a Founding Managing Partner of BCM, and a member of each of Basso Management and Basso GP. Accordingly, each of Basso Management, BCM, Basso GP and Mr. Fischer may be deemed to indirectly beneficially own the securities reported herein. As of January 6, 2021, each of the reporting persons may be deemed the beneficial owner of 1,046,521 ordinary shares, no par value. This amount consists of (i) 969,025 ordinary shares and (ii) 77,496 ordinary shares underlying units. This amount excludes the rights to receive ordinary shares and warrants to purchase ordinary shares, if any, underlying any units and/or held directly by the reporting persons, because the reporting persons do not have the right to acquire the ordinary shares underlying the rights or warrants within 60 days.

(11)	According to a Schedule 13G filed with the SEC on February 16, 2021 by Periscope Capital Inc. (“Periscope”). The address of the business office of Periscope is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2. Periscope, which is the beneficial owner of 707,300 shares of ordinary shares, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 267,400 shares of ordinary shares. Periscope expressly declares that the filing of the Schedule 13G shall not be construed as an admission that it is, for the purposes of Sections 13(d) or 13(g) of the Act, the beneficial owner of the securities owned by the Periscope Funds.

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

Prior to the consummation of our initial public offering, our initial shareholders loaned to us under a promissory note an aggregate of $182,500 to cover expenses related to our initial public offering. Additionally, an affiliate of our initial shareholders and incoming directors has advanced us $20,050. These loans and advances were fully repaid (as of December 31, 2020). Advance from related party was $103,171, among which $25,050 was from affiliate and $78,121 was from Mr. Chunyi (Charlie) Hao.

On February 23, 2021, we issued an unsecured promissory note in the amount of up to $500,000 to Mr. Chunyi (Charlie) Hao. The note bears no interest and is repayable in full upon the earlier of consummation of our initial business combination and winding up. The note may also be converted into units at a price of $10.00 per unit at the option of the holder of the note upon the consummation of our initial business combination. Such units would be identical to the private placement units issued at our initial public offering.

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

On May 21, 2021, in connection with the Extension, we issued to JHD an unsecured promissory note having a principal amount of $1,380,000. In accordance with the Business Combination Agreement, JHD loaned such amounts to us on the Sponsor’s behalf in order to support the Extension, and caused such amounts to be deposited into our trust account. The note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) our liquidation.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q and 10-K for the respective periods and other required filings with the SEC for the period from July 1, 2020 to December 31, 2020 totaled approximately $118,450. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from July 1, 2020 to December 31, 2020 we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the period from July 1, 2020 to December 31, 2020.

All Other Fees. We did not pay Withum for any other services for the period from July 1, 2020 to December 31, 2020.

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

EXHIBIT INDEX

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Rights Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
4.3	Specimen Unit Certificate. (1)
4.4	Specimen Ordinary Shares Certificate (1)
4.5	Specimen Warrant Certificate. (1)
4.6	Specimen Right Certificate. (1)
4.7	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (6)
10.1	Letter Agreement, dated February 19, 2020, by and among the Company, its initial shareholders, anchor investors, directors and officer. (1)
10.2	Investment Management Trust Agreement, dated February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Administrative Support Agreement, dated February 19, 2020, by and between the Company and East Stone Capital Limited. (1)
10.4	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and the Sponsor. (1)
10.5	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and I-Bankers. (1)
10.6	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and Hua Mao. (1)
10.7	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and Cheng Zhao. (1)
10.8	Registration Rights Agreement, dated as of February 19, 2020, by and between the Company and certain securityholders. (1)
10.9	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Xiaoma (Sherman) Lu. (1)
10.10	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Chunyi (Charlie) Hao. (1)
10.11	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Michael S. Cashel. (1)
10.12	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Sanjay Prasad. (1)
10.13	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and William Zielke. (1)
10.14	Share Escrow Agreement, dated as of March 4, 2020, by and among the Company, the Initial Shareholders and Continental Stock Transfer & Trust Company. (2)
10.15+	Business Combination Agreement, dated as of February 16, 2021, by and among East Stone Acquisition Corporation, Navy Sail International Limited, JHD Technologies Limited, Yellow River MergerCo Limited, JHD Holdings (Cayman) Limited, Yellow River (Cayman) Limited and Double Ventures Holdings Limited. (4)
10.16	Form of Lock-Up Agreement. (4)
Form of Non-Competition Agreement. (4)
10.17	Founder Share Letter. (4)
10.18	Promissory Note, dated as of February 23, 2021, to Chunyi (Charlie) Hao (5)
10.19	Promissory Note, dated as of May 21, 2021, to JHD Holdings (Cayman) Limited (7)
14	Form of Code of Ethics. (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on January 17, 2020 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2021 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2021 and incorporated by reference herein.
(6)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on September 21, 2020 and incorporated by reference herein.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 24, 2021 and incorporated by reference herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

East Stone Acquisition Corporation

June 9, 2021	By:	/s/ Xiaoma (Sherman) Lu
	Name:	Xiaoma (Sherman) Lu
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xiaoma (Sherman) Lu	Chief Executive Officer and Director	June 9, 2021
Xiaoma (Sherman) Lu	(Principal Executive Officer)

/s/ Chunyi (Charlie) Hao	Chief Financial Officer and Chairman	June 9, 2021
Chunyi (Charlie) Hao	(Principal Financial and Accounting Officer)

/s/ Sanjay Prasad	Director	June 9, 2021
Sanjay Prasad

/s/ Michael S. Cashel	Director	June 9, 2021
Michael S. Cashel

/s/ William Zielke	Director	June 9, 2021
William Zielke