Form 10-Q
period 2021-03-31
East Stone Acquisition Corp
filed 2021-06-11
CIK 1760683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of June 9, 2021 there were 17,703,500 shares of the registrant’s ordinary shares, no par value, issued and outstanding.

East Stone Acquisition Corporation

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EAST STONE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$71,736	$23,486
Prepaid expenses	104,458	88,887
Total current assets	176,194	112,373
Cash and investments held in Trust Account	138,837,396	138,833,973
TOTAL ASSETS	$139,013,590	$138,946,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$34,445	$60,687
Promissory note payable – related party	200,000	—
Total current liabilities	234,445	60,687
Deferred underwriting commission	402,500	402,500
Derivative warrant liabilities	2,215,400	2,232,100
Total Liabilities	2,852,345	2,695,287

Commitments and Contingencies

Ordinary shares subject to possible redemption, no par value, 13,116,124 and 13,125,105 at March 31, 2021 and December 31, 2020, respectively, at redemption value $10.00 per share	131,161,240	131,251,050

Shareholders’ Equity
Preferred shares in class A, B, C, D, and E, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 4,587,376 and 4,578,395 shares issued and outstanding (excluding 13,116,124 and 13,125,105 shares subject to redemption) at March 31, 2021 and December 31, 2020, respectively	5,287,277	5,197,467
Retained earnings (Accumulated deficit)	(287,272)	(197,458)
Total Shareholders’ Equity	5,000,005	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$139,013,590	$138,946,346

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2021	2020
		(restated)

Operating costs	$109,937	$94,824

Loss from operations	(109,937)	(94,824)
Change in fair value of derivative warrant liabilities	16,700	81,228
Interest earned on investment held in Trust Account	3,423	792,381
Net income (loss)	$(89,814)	$778,785

Weighted average shares outstanding of redeemable ordinary shares	13,800,000 (1)	13,800,000	(1)

Basic and diluted net income per ordinary share	$0.00	$0.06

Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500 (2)	3,903,500	(2)

Basic and diluted net loss per ordinary share	$(0.02)	$(0.00)

(1)	Includes an aggregate of up to 13,116,124 and 13,125,105 shares subject to possible redemption on March 31, 2021 and March 31, 2020, respectively
(2)	Non-redeemable ordinary shares include 3,450,000 ordinary shares issued to initial shareholders, 350,000 private units and 103,500 ordinary shares issued to the representative of the underwriters as part of underwriting compensation.

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares		Retained earnings (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity
Balance – December 31, 2020 (as restated)	4,578,395	$5,197,467	$(197,458)	$5,000,009

Changes in value of ordinary shares subject to possible redemption	8,981	89,810	—	89,810
Net loss	—	—	(89,814)	(89,814)
Balance – March 31, 2021	4,587,376	$5,287,277	$(287,272)	$5,000,005

THREE MONTHS ENDED MARCH 31, 2020

	Ordinary Shares		Retained earnings (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity
Balance – December 31, 2019	3,450,000	$25,000	$(24,345)	$655

Sales of 13,800,000 Units, net of underwriting discount and offering expenses	13,800,000	133,276,717	—	133,276,717
Sales of 350,000 Private Wrrants	350,000	3,500,000	—	3,500,000
Excess of cash received over fair value of private warrants	—	(353,200)	—	(353,200)
Issuance of Representative Shares and Warrants in connection with this sale of Units	103,500	—	—	—
Ordinary shares subject to possible redemption	(13,220,295)	(132,202,950)	—	(132,202,950)
Net income	—	—	778,785	778,785
Balance – March 31, 2020 (as restated)	4,483,205	$4,245,567	$754,440	$5,000,007

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$(89,814)	$778,785
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(16,700)	(81,228)
Interest earned on investments held in Trust Account	(3,423)	(792,381)
Changes in operating assets and liabilities
Advance from related party	(113,598)	(23,050)
Accrued expenses	(26,242)	—
Prepaid expenses	98,027	(246,964)
Net cash used in operating activities	(151,750)	(364,838)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(138,000,000)
Net cash used in financing activities	—	(138,000,000)

Cash Flows from Financing Activities:
Advance from related parties	—	(9,071)
Proceeds from promissory note payable - related party	200,000	—
Repayment of promissory note payable - related party	—	(132,500)
Proceeds from sale of ordinary shares to initial shareholders	—	—
Proceeds from sale of 350,000 private placement units	—	3,500,000)
Proceeds from sale of 13,800,000 units, net of underwriting discount paid		135,987,500
Offering cost	—	(526,246)
Net cash provided by (used in) financing activities	200,000	138,819,683

Net Change in Cash	48,250	454,845
Cash -- Beginning of period	23,486	25,267
Cash - End of period	$71,736	$480,112

Non-Cash Investing and Financing Activities
Initial classification of ordinary shares subject to possible redemption	$—	$131,794,330
Change in value of ordinary shares subject to possible redemption	$(89,810)	$408,620
Deferred underwriting commissions charged to equity	$—	$402,500

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

EAST STONE ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and since the closing of IPO, the search for a target for its Business Combination and the potential acquisition, as more fully described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates income in the form of interest income from the proceeds derived from the IPO and placed in Trust Account (as defined below) as described below.

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

Total offering costs amounted to $4,154,255, including value placed on the Representative’s Shares at $1,035,000, but excluding value placed Representative’s Warrants at $1,640,028 which is accounted for as derivative warrant liability on the Company’s balance sheet. Of the total $4,154,255 transactions cost, the cash transaction costs amounted to $3,083,255, of which $2,415,000 of underwriting fees, including $402,500 of deferred underwriting fees, payable at the consummation of the Business Combination (as described below), and $668,255 of other offering costs of legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. All of the transaction costs were charged to the equity of the Company upon completion of IPO.

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

On February 23, 2021, the Company issued an unsecured promissory note in the amount of up to $500,000 to Chunyi (Charlie) Hao, the Chairman of the Board of Directors and Chief Financial Officer of the Company as a working capital loan. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial business combination and its winding up. The note may also be converted into units at a price of $10.00 per unit at the option of the noteholder upon the consummation of the Company’s initial business combination. Such units would be identical to the private placement units issued to Double Ventures Holdings Limited, I-Bankers Securities, Inc., Hua Mao and Cheng Zhao at the Company’s initial public offering. As of March 31, 2021, the Company has drawn down an aggregate of $200,000 (see Note 5).

Liquidity and Going Concern

The Company has principally financed its operations from inception on August 9, 2018 using proceeds from the sale of its equity securities to its initial shareholders prior to the IPO and from the sale of the Placement Units and the IPO that were placed in an account outside of the Trust Account for working capital purposes. As of March 31, 2021, the Company had $71,736 in its operating bank account, $138,837,396 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its initial Business Combination. To the extent necessary, the Company’s Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). As of March 31, 2021, Mr. Chunyi (Charlie) Hao, the Company’s Chairman of the Board and Chief Financial Officer, has loaned the Company $200,000 as Working Capital Loans.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on May 9, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 13,116,124 and 13,125,105 ordinary shares, respectively, subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

Offering Costs

Total offering costs amounted to $4,154,255, including fair value placed on the Representative’s Shares and Representative’s Warrants, at $1,035,000 and $1,640,028, respectively. Of the total $4,118,255 transaction cost, the cash transaction costs amounted to $3,083,255, of which $2,415,000 was underwriting fees, including $402,500 deferred underwriting commission, payable at the consummation of the Business Combination (as described below), and $668,255 of other offering costs of legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. All of the transaction costs were charged to the equity of the Company upon completion of IPO.

Income Taxes

ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the British Virgin Islands. In accordance with British Virgin Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The Company’s unaudited condensed consolidated statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares, is calculated by dividing the interest income earned on the Trust Account at March 31, 2021 and 2020, respectively. For the three months ended three months as of March 31, 2021 and 2020, net income divided by the weighted average number of 13,800,000 and 13,800,000 redeemable ordinary shares outstanding for the period, respectively, resulted in $0.00 and $0.06 net income per ordinary share, basic and diluted.

For the three months ended three months as of March 31, 2021 and 2020, net loss per ordinary, basic and diluted for non-redeemable ordinary shares, is calculated by dividing the net loss, by the weighted average numbers of 3,903,500 and 3,903,500, respectively, non-redeemable ordinary shares outstanding for the period, resulted in $(0.02) and $0.00 per ordinary share, basic and diluted.

Non-redeemable ordinary shares include the Founder Shares, Representative’s Shares and ordinary shares underlying the Private Placement Units, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investment held in Trust Account. Cash is maintained in accounts with financial institutions, which at times may exceed the federal depository insurance coverage limit of $250,000. As of March 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The Company analyses all financial instruments with features of both liabilities and equity under ASC Topic 480 “Distinguishing Liabilities from Equity” and ASC Topic 815 “Derivatives and Hedging”. Pursuant to its IPO, the Company sold 13,800,000 Units (including underwriters’ full exercise over-allotment option 1,800,000 Unit) consisting with one ordinary share, one right (“Public Right”), and one warrant (“Public Warrant”) (see Note 3). Simultaneously with the closing of the IPO, the Company sold 350,000 Private Units (see Note 4), consisting with 350,000 ordinary shares, 350,000 warrants (“Private Warrant”) and 350,000 rights (“Private Right). As a compensation to IPO underwriters, the Company issued 690,000 Representative’s Warrants to the Company underwriters (see Note 6). The Company accounted for its Public Warrant, Public Right and Private Right as equity instruments. The Company accounted for Private Warrants and Representative Warrants as liability instruments.

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

The Company sold 350,000 Private Warrants and issued 690,000 Representative Warrants in connection to its IPO (together “Liability Warrant”) (see Note 4 and Note 6). All of the Company’s outstanding Liability Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the Warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows. There are no other ASUs being adopted.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2018, the Company issued 1,437,500 ordinary shares to its initial shareholders (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.017 per share. In January and February 2020, the Company effected 2 for 1 and 1.2 for 1 share dividends, respectively, for each ordinary share outstanding, resulting in the initial shareholders owning an aggregate of 3,450,000 Founder Shares. The share dividends are retroactively restated in the accompanying unaudited condensed consolidated financial statements.

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

Promissory Note — Related Party

As of March 31, 2021, there were no promissory notes outstanding.

Administrative Support Arrangement

The Company entered into an administrative support agreement with an affiliate of the Company’s officers (the “Service Party”), commencing on February 19, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Service Party up to a maximum of $120,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fees has been fully paid on by the Company to Service Party as of March 31, 2021.

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

On February 23, 2021, the Company issued a promissory note for up to $500,000 in Working Capital Loans to Mr. Chunyi (Charlie) Hao, Chairman to the Company’s Board and Chief Financial Officer. On each of February 23, 2021and March 3, 2021, Mr. Hao loaned to the Company $100,000 under the note. As of March 31, 2021, Mr. Hao has loaned to Company $200,000.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial positions and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential merger with us if COVID-19 materially adversely affects their business operations and, therefore, the valuation of their business. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an unexpectedly long period of time, our ability to consummate a Business Combination may be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of March 31, 2021, the Company had 350,000 Private Warrants outstanding and 690,000 Representative Warrants outstanding. The Private Warrants and Representative Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

The Representative Warrants are different from Public and Private Warrants. The exercise price of Representative Warrants is $12 and is non-redeemable. Representative’s Warrants have been deemed compensation by FINRA and are subject to a lock-up period. The Company considered Representative Warrants as a liability because net cash settlement is assumed under ASC 815-40 as the Company is required to deliver registered shares to the purchasers of Representative Warrants.

NOTE 8. CORRECTION OF PREVIOUSLY ISSUED MISSTATED CONSOLIDATED FINANCIAL STATEMENTS, CONDENSED OR AUDITED

On April 12, 2021, the SEC Staff issued the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (SPAC) (“SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet. Historically, the warrants were reflected as component of equity as opposed to liabilities on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants.

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

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Revised

Balance sheet
Derivative warrant liabilities	$—	$2,232,100	$2,232,100
Total Liabilities	$463,187	$2,232,100	$2,695,287
Ordinary shares subject to possible redemption, no par value, at redemption value $10.00 per share	$133,483,150	$(2,232,100)	$131,251,050

Shareholders’ Equity
Ordinary shares, no par value	$4,958,595	$238,872	$5,197,467
Retained earnings (accumulated deficit)	$41,414	$(238,872)	$(197,458)
Total Shareholders’ Equity	$5,000,009	$—	$5,000,009

	For the three months ended March 31, 2020
	As Previously Reported	Restatement Adjustment	As Revised

Statement of Operations
Change in fair value of derivative warrant liabilities	$—	$81,228	$81,228
Net income	$697,557	$81,228	$778,785

Weighted average shares outstanding of redeemable ordinary shares	13,800,000	—	13,800,000

Basic and diluted net income per ordinary share	$0.06	$0.00	$0.06

Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500	—	3,903,500

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$(0.00)

NOTE 9. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares, no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of March 31, 2021, and 2020, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares, no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of March 31, 2021, and 2020, there were 13,116,124 and 13,125,105 ordinary shares, respectively, subject to redemption. As of March 31, 2021, and 2020, there were 4,587,376 and 4,578,395 ordinary shares, respectively, issued and outstanding.

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

NOTE 10. WARRANTS – PUBLIC AND PRIVATE

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

NOTE 11. FAIR VALUE MEASUREMENTS

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

As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 7, the Company has concluded that its Private Warrants and Representative’s Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly the fair value of the Private Warrants and Representative’s Warrants were classified from Level 1 measurement to Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value of held to maturity securities as follows.

	Level	March 31, 2021

Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$138,837,396

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$463,100
Derivative Warrant Liability – Representative Warrant	3	$1,752,300

	Level	December 31, 2020 (as restated)

Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$138,833,973

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$466,300
Derivative Warrant Liability – Representative Warrant	3	$1,765,800

The fair value of the Private Warrants and Representative Warrants were estimated using Black-Scholes model for the three months ended March 31, 2020 and 2021, respectively. The Company recognized a charge to the statement of operations resulting from a decrease in the fair value of warrant liabilities of $16,700 and $81,228, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

The estimated fair value of the Private Warrants and Representative Warrants is determined using Level 3 inputs. Inherent in these valuations are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical and implied volatilities of select peer companies as well as its own that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	As of March 31, 2021	As of December 31, 2020

Volatility	39.85%	39.83%
Stock price	9.99	10.06
Expected life of the warrants to convert	5.40	5.64
Risk free rate	1.12%	0.54%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from February 9, 2018 (inception) through March 31, 2020, and for the period from June 30, 2020 through March 31, 2021 are summarized as follows:

Derivative warrant liabilities at February 9, 2018 (inception)	$-
Issuance of Private Warrants	353,200
Issuance of Representative Warrants	1,640,028
Change in fair value of derivative warrant liabilities	(81,228)
Derivative Warrant Liabilities at March 31, 2020	$1,912,000

Derivative Warrant Liabilities at December 31, 2020	$2,232,100
Change in fair value of derivative warrant liabilities	(16,700)
Derivative Warrant Liabilities at March 31, 2021	$2,215,400

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, other than previously disclosed, that would have required adjustment or disclosure in the unaudited financial statements.

On May 20, 2021, the Company issued a press release (the “Press Release”) (Note 1) announcing that its sponsor, Double Venture Holdings Limited (the “Sponsor”), has requested that the Company extend the date by which the Company has to consummate a business combination from May 24, 2021 to August 24, 2021 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents. In connection with such Extension, the Sponsor has notified the Company that it intends to cause an aggregate of $1,380,000 to be deposited into the Company’s trust account on or before May 24, 2021. The Extension provides the Company with additional time to complete its proposed business combination with JHD Holdings (Cayman) Limited (“JHD”), an innovative merchant enablement platform serving lower-tier cities in China.

In accordance with the business combination agreement executed between the Company and JHD, JHD agreed to loan to the Company a sum of $1,380,000 on the Sponsor’s behalf in order to support the Extension. Such loan is non-interest bearing and will be payable upon the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation..

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to East Stone Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Double Ventures Holdings Limited, a British Virgin Islands business company with limited liability. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 9, 2018 (inception) through March 31, 2021 were organizational activities, those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021 and 2020, respectively, we had net income (loss) of $(89,814) and $742,785, respectively, which consists of interest income on marketable securities held in a trust account in the United States at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”), offset by operating costs of $(109,937) and $(94,824), respectively.

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

In connection with the initial public offering and the private placement, a total of $138,000,000 was placed in the Trust Account. The total transaction costs relating to the initial public offering amounted to $4,154,255, including value placed on the Representative’s Shares at $1,035,000, but excluding value placed Representative’s Warrants at $1,640,028 which is accounted for as derivative warrant liability on the Company’s balance sheet. Of the amount $4,154,255, $3,083,255 was cash costs of the transaction, consisting of $2,415,000 of underwriting fees, of which $402,500 has been deferred to the consummation of the Business Combination, and $668,255 of other offering costs.

As of March 31, 2021, we had marketable securities held in the Trust Account of $138,837,396 (including approximately $837,396 of interest income) consisting of U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we did not withdraw any funds from the interest earned on the Trust Account.

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

As of March 31, 2021, we had cash of $71,736 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate an initial business combination.

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

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay East Stone Capital Limited, an affiliate of our executive officers, a quarterly fee of $30,000 (up to $120,000 in the aggregate) for office space, utilities and secretarial and administrative services. We began incurring these fees on February 20, 2020 and will continue to incur these fees quarterly until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation (up to a maximum of $120,000 in the aggregate). As of March 31, 2021, the Company has fulfilled paying East Stone Capital Limited the aggregate $120,000 and has retired this contractual obligation.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity from August 9, 2018 (inception) through March 31, 2021 relates to our formation, the preparation for our initial public offering and the search of targets for our initial business combination. We did not have any financial instruments that were exposed to market risks on March 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers have identified material weakness in in our internal control over financial reporting. Following the issuance of the SEC Staff Statement, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously-issued misstated financial statements, audited and condensed consolidated, as of February 28, 2020, March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, respectively, and statements of operation ended March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020, respectively.

As a result of such material weakness, the restatement, the change in accounting for certain of our warrants, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of our restatement of the above-mentioned financial statements to correct the classification of certain warrants as liabilities, as described in Note 2 of the accompanying financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Transition Report on Form 10-KT filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

East Stone Acquisition Corporation

Date: June 11, 2021	By:	/s/ Xiaoma (Sherman) Lu
Name: Xiaoma (Sherman) Lu
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Chunyi (Charlie) Hao
Name: Chunyi (Charlie) Hao
Title: Chief Financial Officer (Principal Financial and Accounting Officer)