Form 10-Q
period 2021-06-30
East Stone Acquisition Corp
filed 2021-08-16
CIK 1760683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021 there were 17,703,500 shares of the registrant’s ordinary shares, no par value, issued and outstanding.

East Stone Acquisition Corporation

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EAST STONE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$116,837	$23,486
Prepaid expenses	134,750	88,887
Total current assets	251,587	112,373
Cash and investments held in Trust Account	140,220,872	138,833,973
TOTAL ASSETS	$140,472,459	$138,946,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$871,291	$60,687
Promissory note payable – related party	300,000	—
Extension loans – related party	1,380,000	—
Advance from related parties	105,000	—
Total current liabilities	2,656,291	60,687
Deferred underwriting commission	402,500	402,500
Derivative warrant liabilities	2,196,500	2,232,100
Total Liabilities	5,255,291	2,695,287

Commitments and Contingencies

Ordinary shares subject to possible redemption, no par value, 13,021,716 and 13,125,105 at June 30, 2021 and December 31, 2020, respectively, at redemption value $10.00 per share	130,217,160	131,251,050

Shareholders’ Equity
Preferred shares in class A, B, C, D, and E, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 4,681,784 and 4,578,395 shares issued and outstanding (excluding 13,021,716 and 13,125,105 shares subject to redemption) at June 30, 2021 and December 31, 2020, respectively	6,231,357	5,197,467
Accumulated deficit	(1,231,349)	(197,458)
Total Shareholders’ Equity	5,000,008	5,000,009
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,472,459	$138,946,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
		(restated)		(restated)

Operating costs	$966,456	$171,586	$1,076,393	$266,410

Loss from operations	(966,456)	(171,586)	(1,076,393)	(266,410)
Change in fair value of derivative warrant liabilities	18,900	(280,500)	35,600	(199,272)
Interest earned on investments held in Trust Account	3,479	34,592	6,902	826,973
Net (loss) income	$(944,077)	$(417,494)	$(1,033,891)	$361,291

Weighted average shares outstanding of redeemable ordinary shares	13,800,000	13,800,000	13,800,000	13,800,000

Basic and diluted net income per ordinary share	$0.00	$0.00	$0.00	$0.06

Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500	3,903,500	3,903,500	3,903,500

Basic and diluted net (loss) income per ordinary share	$(0.24)	$(0.12)	$(0.27)	$(0.11)

(1)	Includes an aggregate of up to 13,163,226 and 13,178,546 shares subject to possible redemption on June 30, 2021 and 2020, respectively
(2)	Non-redeemable ordinary shares include 3,450,000 ordinary shares issued to initial shareholders, 350,000 private units and 103,500 ordinary shares issued to the representative of the underwriters as part of underwriting compensation.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – December 31, 2020 (as restated)	4,578,395	$5,197,467	$(197,458)	$5,000,009

Changes in value of ordinary shares subject to possible redemption	103,389	1,033,891	—	1,033,890
Net loss	—	—	(1,033,891)	(1,033,891)
Balance – June 30, 2021	4,681,784	$6,231,357	$(1,231,349)	$5,000,008

SIX MONTHS ENDED JUNE 30, 2020

	Ordinary Shares		Retained earnings (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity
Balance – December 31, 2019	3,450,000	$25,000	$(24,345)	$655

Sales of 13,800,000 Units, net of underwriting discount and offering expenses	13,800,000	133,276,717	—	133,276,717
Sales of 350,000 Private Warrants	350,000	3,500,000	—	3,500,000
Excess of cash received over fair value of private warrants	—	(353,200)	—	(353,200)
Issuance of Representative Shares and Warrants in connection with this sale of Units	103,500	—	—	—
Ordinary shares subject to possible redemption	(13,178,546)	(131,785,460)	—	(131,785,460)
Net income	—	—	361,291	361,291
Balance – June 30, 2020 (as restated)	4,524,954	$4,663,057	$336,946	$5,000,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED JUNE 30, 2021

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – March 31, 2021	4,587,376	$5,287,277	$(287,272)	$5,000,005

Changes in value of ordinary shares subject to possible redemption	94,408	944,080	—	944,080
Net loss	—	—	(944,077)	(944,077)
Balance – June 30, 2021	4,681,784	$6,231,357	$(1,238,249)	$5,000,008

THREE MONTHS ENDED JUNE 30, 2020

	Ordinary Shares		Retained earnings (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity
Balance – March 31, 2020 (as restated)	4,483,205	$4,245,567	$754,440	$5,000,007

Changes in value of ordinary shares subject to possible redemption	41,749	417,490	—	417,490
Net loss	—	—	(417,494)	(417,494)
Balance – June 30, 2020 (as restated)	4,524,954	$4,663,057	$336,946	$5,000,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(1,033,891)	$361,291
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(35,600)	199,272
Interest earned on investments held in Trust Account	(6,902)	(826,973)
Changes in operating assets and liabilities
Advance from related party	(8,598)	(25,050)
Accrued expenses	810,605	38,356
Prepaid expenses	67,737	(202,485)
Net cash used in operating activities	(206,649)	(455,589)

Cash Flows from Investing Activities:
Investment of cash for extension into Trust Account	(1,380,000)	(138,000,000)
Net cash used in investing activities	(1,380,000)	(138,000,000)

Cash Flows from Financing Activities:
Advance from related parties	—	(9,071)
Proceeds from promissory note payable - related party	300,000	—
Repayment of promissory note payable - related party	—	(132,500)
Proceeds from extension loans - related party	1,380,000	—
Proceeds from sale of 350,000 private placement units	—	3,500,000)
Proceeds from sale of 13,800,000 units, net of underwriting discount paid		135,987,500
Offering cost	—	(526,246)
Net cash provided by financing activities	1,680,000	138,819,683

Net Change in Cash	93,351	364,094
Cash -- Beginning of period	23,486	25,267
Cash - End of period	$116,837	$389,361

Non-Cash Investing and Financing Activities
Initial classification of ordinary shares subject to possible redemption	$—	$131,794,330
Change in value of ordinary shares subject to possible redemption	$(1,033,890)	$(8,870)
Deferred underwriting commissions charged to equity	$—	$402,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and since the closing of IPO, the search for a target for its Business Combination and the potential acquisition, as more fully described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates income in the form of interest income from the proceeds derived from the IPO and placed in Trust Account (as defined below) as described below.

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

In connection with the Company’s IPO, the Company issued an aggregate of 103,500 ordinary shares of the Company (“Representative’s Shares”) to I-Bankers and its designee, of which 90,562 Representative’s Shares were issued to I-Bankers and 12,938 Representative’s Shares were issued to EarlyBirdCapital, Inc. (“EarlyBird”) (see Note 6).

At the closing of the IPO, the Company additionally granted to I-Bankers and its designee a total of 690,000 warrants, exercisable at $12.00 per full share (for an aggregate exercise price of $8,280,000) (“Representative’s Warrants”), of which 601,500 Representative’s Warrants were granted to I-Bankers and 88,500 Representative’s Warrants were granted to EarlyBird (see Note 6).

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

On February 16, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Navy Sail International Limited, a British Virgin Islands company (“Navy Sail”), as Purchaser Representative, JHD Technologies Limited, a Cayman Islands company (“Pubco”), Yellow River MergerCo Limited, a British Virgin Islands company and a wholly-owned subsidiary of Pubco (“Merger Sub”), JHD Holdings (Cayman) Limited, a Cayman Islands company (“JHD”), Yellow River (Cayman) Limited, a Cayman Islands company (the “Primary Seller”), and each of the holders of JHD’s capital shares that become parties to the Business Combination Agreement after the date thereof by executing and delivering to the Purchaser, Pubco and JHD a joinder agreement (each individually, a “Seller”, and collectively with the Primary Seller, the “Sellers”), and, Double Ventures Holdings Limited, a British Virgin Islands business company and the Company’s sponsor (the “Sponsor”), solely with respect to Sections 10.3 and Articles XII and XIII thereof, as applicable.

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

On February 23, 2021, the Company issued an unsecured promissory note in the amount of up to $500,000 to Chunyi (Charlie) Hao, the Chairman of the Board of Directors and Chief Financial Officer of the Company as a working capital loan. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial business combination and its winding up. The note may also be converted into units at a price of $10.00 per unit at the option of the noteholder upon the consummation of the Company’s initial business combination. Such units would be identical to the private placement units issued to Double Ventures Holdings Limited, I-Bankers Securities, Inc., Hua Mao and Cheng Zhao at the Company’s initial public offering. As of June 30, 2021, the Company has drawn down an aggregate of $300,000 (see Note 5).

On May 21, 2021, an aggregate of $1,380,000 was deposited by JHD into the Trust Account for the Company’s public shareholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months to August 24, 2021 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under Company’s Amended and Restated Memorandum and Articles of Association and provides the Company with additional time to complete its proposed Business Combination with JHD. In accordance with the Business Combination Agreement by and between the Company and JHD, JHD agreed to loan to the Company a sum of $1,380,000 on the Sponsor’s behalf in order to support the Extension. Such loan was non-interest bearing and would be payable upon the consummation of the proposed Business Combination.

On June 30, 2021, JHD and the Company signed a promissory note in which Yellow River Asset Management, an affiliate of JHD ("Yellow River"), agreed to loan to the Company a sum of $200,000. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial Business Combination and its winding up. As of June 30, 2021, the Company has drawn down an aggregate of $105,000 (see Note 5).

Liquidity and Going Concern

The Company has principally financed its operations from inception on August 9, 2018 using proceeds from the sale of its equity securities to its initial shareholders prior to the IPO and from the sale of the Placement Units and the IPO that were placed in an account outside of the Trust Account for working capital purposes. As of June 30, 2021, the Company had $116,837 in its operating bank account, $140,220,872 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its initial Business Combination. To the extent necessary, the Company’s Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). As of June 30, 2021, Mr. Chunyi (Charlie) Hao, the Company’s Chairman of the Board and Chief Financial Officer, has loaned the Company $300,000 as Working Capital Loans.

On May 21, 2021, an aggregate of $1,380,000 was deposited by JHD into the Trust Account for the Company’s public shareholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by three months to August 24, 2021.

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through August 24, 2021, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  On May 21, 2021, the Company extended the date by which the Company has to consummate a Business Combination from May 24, 2021 to August 24, 2021, though it is not guaranteed the Company may consummate a Business Combination by August 24, 2021.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KT for the year ended December 31, 2020 as filed with the SEC on June 9, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated on consolidation.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 13,021,716 and 13,125,105 ordinary shares, respectively, subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets.

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

Income Taxes

ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s unaudited condensed consolidated statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. For the three months ended June 30, 2021 and 2020, net income per ordinary share, basic and diluted for redeemable ordinary shares, is calculated by dividing the interest income earned on the Trust Account for the three months ended June 30, 2021 and 2020, by the weighted average number of 13,800,000 and 13,800,000 redeemable ordinary shares outstanding for the periods, respectively, resulted in $0.00 and $0.00 net income per ordinary share, basic and diluted.

For the six months ended June 30, 2021 and 2020, net income per ordinary share, basic and diluted for redeemable ordinary shares, is calculated as dividing the interest income earned on the Trust Account for the six months ended June 30, 2021 and 2020, by the weighted average number of 13,800,000 and 13,800,000 redeemable ordinary shares outstanding for the periods, respectively, resulted in $0.00 and $0.06 net income per ordinary share, basic and diluted.

For the three months ended three months as of June 30, 2021 and 2020, net loss per ordinary, basic and diluted for non-redeemable ordinary shares, is calculated by dividing the net loss by the weighted average numbers of 3,903,500 and 3,903,500, respectively, non-redeemable ordinary shares outstanding for the period, resulted in $(0.24) and $(0.12) per ordinary share, basic and diluted.

For the six months ended three months as of June 30, 2021 and 2020, net loss per ordinary, basic and diluted for non-redeemable ordinary shares, is calculated by dividing the net loss by the weighted average numbers of 3,903,500 and 3,903,500, respectively, non-redeemable ordinary shares outstanding for the period, resulted in $(0.27) and $(0.11) per ordinary share, basic and diluted.

Non-redeemable ordinary shares include the Founder Shares, Representative’s Shares and ordinary shares underlying the Private Placement Units, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investment held in Trust Account. Cash is maintained in accounts with financial institutions, which at times may exceed the federal depository insurance coverage limit of $250,000. As of June 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Other than the above, there are no other recently issued accounting standards which are applicable to the Company.

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

Administrative Support Arrangement

The Company entered into an administrative support agreement with an affiliate of the Company’s officers (the “Service Party”), commencing on February 19, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Service Party up to a maximum of $120,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fee has been fully paid by the Company to Service Party as of June 30, 2021.

Promissory Note — Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, provide Working Capital Loans to the Company. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Working Capital Units.

On February 23, 2021, the Company issued a promissory note for up to $500,000 in Working Capital Loans to Mr. Chunyi (Charlie) Hao, Chairman to the Company’s Board and Chief Financial Officer. As of June 30, 2021, Mr. Hao has loaned to Company $300,000.

Promissory Note — Advance from Related Party

On June 30, 2021, the Company issued a promissory note for up to $200,000 to Yellow River. On June 30, 2021, the Company drew down $105,000 to pay expense and booked as advance from related parties into the Company liabilities. As of June 30, 2021, the outstanding of the note payable was at $105,000.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders and/or their affiliates or designees must deposit into the Trust Account up to an aggregate of $2,760,000 for a total of two extensions. Any such payments would be made in the form of a loan. Such loan was non-interest bearing and would be payable upon the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. On May 21, 2021, an aggregate of $1,380,000 was deposited in the Trust Account to extend the date by which the Company has to consummate a Business Combination from May 24, 2021 to August 24, 2021.

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

The shares have been deemed compensation by The Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of the Company in connection with the IPO, pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the Effective Date, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the Effective Date except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

Representative’s Warrants

On February 24, 2020, the Company issued an aggregate of 690,000 Representative’s Warrants, exercisable at $12.00 per full share, to I-Bankers and EarlyBird, in connection with their services as underwriters for the IPO. The Representative’s Warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the Effective Date and the closing of the Company’s initial Business Combination and terminating on the fifth anniversary of such effectiveness date. The underwriters have each agreed that neither it nor its designees will be permitted to exercise the warrants after the five year anniversary of the Effective Date. The Company accounted for the 690,000 Representative’s Warrants as an expense of the IPO resulting in a charge directly to shareholders’ equity. The fair value of Representative’s Warrants was estimated to be approximately $1,640,028 (or $2.38 per warrant) using the Black-Scholes option-pricing model. The fair value of the Representative’s Warrants granted to the Underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 31.5%, (2) risk-free interest rate of 1.536%, share price at $10.00 with a strike price at $12.00 and (3) expected life of five years.

The Representative’s Warrants and such shares purchased pursuant to the Representative’s Warrants have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 360 days immediately following the date of the effectiveness of the registration statement pursuant to FINRA Rule 5110(g)(1). Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 360 days immediately following the Effective Date, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 360 days immediately following the Effective Date except to any underwriter and selected dealer participating in the IPO and their bona fide officers or partners. The Representative’s Warrants grant to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the Effective Date with respect to the registration under the Securities Act of the ordinary shares issuable upon exercise of the Representative’s Warrants. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of ordinary shares issuable upon exercise of the Representative’s Warrants may be adjusted in certain circumstances including in the event of a share dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the Representative’s Warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price.

On February 24, 2020, the date when the Representative Warrants issued, the Company estimated the fair value of Representative’s Warrants to be approximately $1,640,028 (or $2.38 per warrant) using the Black-Scholes option-pricing model at the issuing time. The fair value of the Representative’s Warrants granted to the Underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 31.5%, (2) risk-free interest rate of 1.536%, share price at $10.00 with a strike price at $12.00 and (3) expected life of five years.

NOTE 7. DERIVATIVE WARRANT LIABILITIES

As of June 30, 2021, the Company had 350,000 Private Warrants outstanding and 690,000 Representative Warrants outstanding. The Private Warrants and Representative Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

NOTE 9. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares, no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of June 30, 2021 and December 31, 2020, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares, no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 13,021,716 and 13,125,105 ordinary shares, respectively, subject to redemption. As of June 30, 2021 and December 31, 2020, there were 4,681,784 and 4,578,395 ordinary shares, respectively, issued and outstanding.

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

NOTE 10. WARRANTS – PUBLIC AND PRIVATE

Warrant underlying units sold in the IPO (the “Public Warrants”) may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) twelve (12) months from the Effective Date. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 7, the Company has concluded that its Private Warrants and Representative’s Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly the fair value of the Private Warrants and Representative’s Warrants were classified from Level 1 measurement to Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value of held to maturity securities as follows.

	Level	June 30, 2021

Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$140,220,872

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$459,500
Derivative Warrant Liability – Representative Warrant	3	$1,737,000

	Level	December 31, 2020 (as restated)

Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$138,833,973

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$466,300
Derivative Warrant Liability – Representative Warrant	3	$1,765,800

The fair value of the Private Warrants and Representative Warrants were estimated using Black-Scholes model for the three and six months ended June 30, 2020 and 2021, respectively. For the three months ended June 30, 2021 and 2020 on the statements of operations, the Company recognized a decrease in the fair value of warrant liabilities of $18,900 and an increase in the fair value of warrant liabilities of $280,500, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations. For the six months ended June 30, 2021 and 2020, the Company recognized a decrease in the fair value of warrant liabilities of $35,600 and an increase in the fair value of warrant liabilities of $199,272, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	As of June 30, 2021	As of December 31, 2020

Volatility	40.07%	39.83%
Stock price	10.09	10.06
Expected life of the warrants to convert	5.15	5.64
Risk free rate	1.01%	0.54%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from February 9, 2018 (inception) through June 30, 2020, and for the period from December 31, 2020 through June 30, 2021 are summarized as follows:

Derivative warrant liabilities at February 9, 2018 (inception)	$-
Issuance of Private Warrants	353,200
Issuance of Representative Warrants	1,640,028
Change in fair value of derivative warrant liabilities	199,272
Derivative Warrant Liabilities at June 30, 2020	$2,192,500

Derivative Warrant Liabilities at December 31, 2020	$2,232,100
Change in fair value of derivative warrant liabilities	(35,600)
Derivative Warrant Liabilities at June 30, 2021	$2,196,500

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events, other than previously disclosed, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On February 23, 2021, March 3, 2021, June 23, 2021 and June 25, 2021, respectively, our Chief Financial Officer and one of the initial shareholders, Mr. Chunyi (Charlie) Hao, has loaned to the Company $200,000, the Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit (the “Working Capital Units”).

Effective May 24, 2021, the Company extended the date by which the Company has to consummate a business combination from May 24, 2021 to August 24, 2021 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its proposed business combination with JHD. In accordance with the Business Combination Agreement, JHD has loaned to the Company a sum of $1,380,000 on the Sponsor’s behalf in order to support the Extension. Such loan is non-interest bearing and will be payable upon the consummation of the proposed business combination.

On June 30, 2021, Yellow River Asset Management, an affiliate of JHD ("Yellow River"), and the Company signed a promissory note in which Yellow River agreed to loan to the Company a sum of $200,000. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial Business Combination and its winding up. As of June 30, 2021, the Company had drawn down an aggregate of $105,000.

The Transactions are expected to be completed by the end of the third quarter of 2021, subject to, among other things, the approval of the Transactions by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions, including that the SEC completes its review of the proxy statement/prospectus relating to the Transactions, the receipt of certain regulatory approvals, and the approval by The Nasdaq Stock Market to list the securities of the combined company.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 9, 2018 (inception) through June 30, 2021 were organizational activities, those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2021 and 2020, respectively, we had net income (loss) of $(1,033,891) and $361,281, respectively, which consists of interest income on marketable securities held in a trust account in the United States at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (“Trust Account”), offset by operating costs of $(1,076,393) and $(266,410), and change in fair value of derivative warrant liabilities of $35,600 and $(199,272) respectively.

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

As of June 30, 2021, we had marketable securities held in the Trust Account of $140,220,872 (including $1,380,000 deposited for the three-month extension from May 24, 2021 to August 24, 2021) consisting of U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we did not withdraw any funds from the interest earned on the Trust Account.

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

As of June 30, 2021, we had cash of $116,837 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate an initial business combination.

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

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay East Stone Capital Limited, an affiliate of our executive officers, a quarterly fee of $30,000 (up to $120,000 in the aggregate) for office space, utilities and secretarial and administrative services. We began incurring these fees on February 20, 2020 and will continue to incur these fees quarterly until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation (up to a maximum of $120,000 in the aggregate). As of June 30, 2021, the Company has fulfilled paying East Stone Capital Limited the aggregate $120,000 and has retired this contractual obligation.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity from August 9, 2018 (inception) through June 30, 2021 relates to our formation, the preparation for our initial public offering and the search of targets for our initial business combination. We did not have any financial instruments that were exposed to market risks on June 30, 2021.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of our restatement of the above-mentioned financial statements to correct the classification of certain warrants as liabilities, as described in Note 2 of the accompanying financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

On May 24, 2021, an aggregate of $1,380,000 (the “Extension Payment”) was deposited by JHD into the Trust Account for our public shareholders, representing $0.10 per public share, which enables us to extend the period of time it has to consummate its initial business combination by three months to August 24, 2021 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under our governing documents and provides us with additional time to complete our proposed business combination with JHD pursuant to the Business Combination Agreement.

JHD loaned the Extension Payment to us on our Sponsor’s behalf in order to support the Extension, in accordance with the Business Combination Agreement, and caused the Extension Payment to be deposited in the Trust Account by May 24, 2021. In connection with the Extension Payment, we issued to JHD an unsecured promissory note having a principal amount equal to the amount of the Extension Payment. The note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Rights Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
10.1	Promissory Note, dated as of May 21, 2021, to JHD Holdings (Cayman) Limited (2)
10.2	Promissory Note, dated as of June 30, 2021, to Yellow River Asset Management (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 24, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to JHD Technologies Limited’s Registration Statement on Form S-4 filed on August 13, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

East Stone Acquisition Corporation

Date: August 16, 2021	By:	/s/ Xiaoma (Sherman) Lu
		Name:	Xiaoma (Sherman) Lu
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Chunyi (Charlie) Hao
		Name:	Chunyi (Charlie) Hao
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)