Form 10-Q
period 2021-09-30
East Stone Acquisition Corp
filed 2021-11-15
CIK 1760683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021 there were 17,703,500 shares of the registrant’s ordinary shares, no par value, issued and outstanding.

East Stone Acquisition Corporation

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EAST STONE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current Assets
Cash	$56,267	$23,486
Prepaid expenses	80,250	88,887
Total current assets	136,517	112,373
Cash and investments held in Trust Account	141,604,421	138,833,973
TOTAL ASSETS	$141,740,938	$138,946,346

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$908,190	$60,687
Promissory note payable – related party	300,000	—
Extension loans – related party	2,760,000	—
Advance from related parties	186,514	—
Total current liabilities	4,154,704	60,687
Deferred underwriting commission	402,500	402,500
Derivative warrant liabilities	2,186,000	2,232,100
Total Liabilities	6,743,204	2,695,287

Commitments and Contingencies

Ordinary shares subject to possible redemption, no par value, 13,800,000 and 13,800,000 at September 30, 2021 and December 31, 2020, respectively, at redemption value of $10.00 per share	138,000,000	138,000,000

Shareholders’ Deficit
Preferred shares in class A, B, C, D, and E, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 3,903,500 and 3,903,500 shares issued and outstanding (excluding 13,800,000 and 13,800,000 shares subject to redemption) at September 30, 2021 and December 31, 2020, respectively	3,838,301	3,838,301
Accumulated deficit	(6,840,567)	(5,587,242)
Total Shareholders’ Deficit	(3,002,266)	(1,748,941)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$141,740,938	$138,946,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Operating costs	$233,485	$207,868	$1,309,878	$474,278

Loss from operations	(233,485)	(207,868)	(1,309,878)	(474,278)
Change in fair value of derivative warrant liabilities	10,500	32,400	46,100	(166,872)
Interest earned on investments held in Trust Account	3,551	3,500	10,453	830,473
Net (loss) income	$(219,434)	$(171,968)	$(1,253,325)	$189,323

Weighted average shares outstanding of redeemable ordinary shares	13,800,000	13,800,000	13,800,000	13,800,000

Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$(0.07)	$0.01

Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500	3,903,500	3,903,500	3,741,333

Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$(0.07)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – December 31, 2020	3,903,500	$3,838,301	$(5,587,242)	$(1,748,941)

Net loss	—	—	(1,253,325)	(1,253,325)
Balance – September 30, 2021	3,903,500	$3,838,301	$(6,840,567)	$(3,002,266)

NINE MONTHS ENDED SEPTEMBER 30, 2020

	Ordinary Shares		Retained earnings (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity (Deficit)
Balance – December 31, 2019	3,450,000	$25,000	$(24,345)	$655

Sales of 13,800,000 Public Warrants, net of underwriting discount and offering expenses	—	666,501	—	666,501
Sales of 350,000 Private Units	350,000	3,500,000	—	3,500,000
Excess of cash received over fair value of private units	—	(353,200)	—	(353,200)
Issuance of Representative Shares and Warrants in connection with this sale of Units	103,500	—	—	—
Accretion of ordinary shares to redemption value	—	—	(5,389,784)	(5,389,784)
Net income	—	—	189,323	189,323
Balance – September 30, 2020	3,903,500	$3,838,301	$(5,224,806)	$(1,386,505)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – June 30, 2021	3,903,500	$3,838,301	$(6,621,133)	$(2,782,832)

Net loss	—	—	(219,434)	(219,434)
Balance – September 30, 2021	3,903,500	$3,838,301	$(6,840,567)	$(3,002,266)

THREE MONTHS ENDED SEPTEMBER 30, 2020

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – June 30, 2020	3,903,500	$3,838,301	$(5,052,838)	$(1,214,537)

Net loss	—	—	(171,968)	(171,968)
Balance –September 30, 2020	3,903,500	$3,838,301	$(5,224,806)	$(1,386,505)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net (loss) income	$(1,253,325)	$189,323
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(46,100)	166,872
Interest earned on investments held in Trust Account	(10,453)	(830,473)
Changes in operating assets and liabilities
Advance from related party	186,516	(25,050)
Accrued expenses	847,506	67,108
Prepaid expenses	8,637	(162,380)
Net cash used in operating activities	(267,219)	(594,600)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,760,000)	(138,000,000)
Net cash used in investing activities	(2,760,000)	(138,000,000)

Cash Flows from Financing Activities:
Advance from related parties	300,000	(9,071)
Repayment of promissory note payable - related party	—	(132,500)
Proceeds from extension loans - related party	2,760,000	—
Proceeds from sale of 350,000 private placement units	—	3,500,000
Proceeds from sale of 13,800,000 units, net of underwriting discount paid	—	135,987,500
Offering cost	—	(526,246)
Net cash provided by financing activities	3,060,000	138,819,683

Net Change in Cash	32,781	225,083
Cash - Beginning of period	23,486	25,267
Cash - End of period	$56,267	$250,350

Non-Cash Investing and Financing Activities
Accretion of ordinary shares to redemption value	$—	$5,389,784
Deferred underwriting commissions charged to equity	$—	$402,500

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and since the closing of IPO, the search for a target for its Business Combination and the potential acquisition, as more fully described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates income in the form of interest income from the proceeds derived from the IPO and placed in Trust Account (as defined below) as described below.

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

In connection with the Company’s IPO, the Company issued an aggregate of 103,500 ordinary shares of the Company (“Representative’s Shares”) to I-Bankers and its designee, of which 90,562 Representative’s Shares were issued to I-Bankers and 12,938 Representative’s Shares were issued to EarlyBirdCapital, Inc. (“EarlyBird”) (see Note 7).

At the closing of the IPO, the Company additionally granted to I-Bankers and its designee a total of 690,000 warrants, exercisable at $12.00 per full share (for an aggregate exercise price of $8,280,000) (“Representative’s Warrants”), of which 601,500 Representative’s Warrants were granted to I-Bankers and 88,500 Representative’s Warrants were granted to EarlyBird (see Note 7).

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

The Sponsor and the other initial shareholders (collectively, “initial shareholders”) have agreed (A) to vote their Founder Shares, shares underlying the Private Units (“private shares”) and any Public Shares held by them in favor of any proposed initial Business Combination, (B) not to propose any amendment to the Company’s memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within 15 months (or up to 21 months) from the closing of the IPO or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides its public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, (C) not to redeem any shares (including the Founder Shares) and Private Units (and underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the proposed initial Business Combination (or to sell any shares in a tender offer in connection with a proposed Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Company’s memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the Founder Shares and Private Units (and underlying securities) shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

The Company had 15 months from the closing of the IPO (or until May 24, 2021) to consummate a Business Combination (“Business Combination Date”). However, if the Company is not able to consummate a Business Combination on or before the Business Combination Date, the Company, by resolutions of the board of the Company, at the request of the initial shareholders, may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months to complete a Business Combination) (the “Combination Period”), subject to the Company’s initial shareholders depositing additional funds into the Trust Account as set out below. Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate a Business Combination to be extended, the Company’s initial shareholders and their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account up to $1,380,000 ($0.10 per share), up to an aggregate of $2,760,000 or approximately $0.20 per share, on or prior to the date of the applicable deadline, for each three month extension. In the event that the Company receives notice from the initial shareholders five days prior to the applicable deadline to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. However, the Company’s initial shareholders and their affiliates or designees are not obligated to fund the Trust Account to extend the time to consummate a Business Combination.

On May 21, 2021, an aggregate of $1,380,000 was deposited by JHD Holdings (Cayman) Limited, a Cayman Islands company (“JHD”), into the Trust Account of the Company for the Company’s public shareholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its Business Combination by three months to August 24, 2021. JHD loaned the extension payment to the Company on the Sponsor’s behalf in order to support the extension, in accordance with the Business Combination Agreement (as defined below). In connection with the extension payment, the Company issued to JHD an unsecured promissory note having a principal amount equal to the amount of the extension payment. The note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

On November 5, 2021, the Company filed with the SEC a definitive proxy statement on Schedule 14A for a special meeting of shareholders, which is scheduled to be held on November 24, 2021, which includes a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022. On November 15, 2021, the Company filed an amendment to the definitive proxy statement to report the terms of the Backstop Arrangements described above.

If the Company is unable to complete a Business Combination by November 24, 2021 and if the Company fails to receive an extension requested by the Company’s initial shareholders by or before November 24, 2021, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

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

Announcement of Business Combination Agreement

On February 15, 2021, the Company entered into a letter termination agreement with Ufin Holdings Limited, a Cayman Islands exempted company (“Ufin”), Ufin Tek Limited, a British Virgin Islands business company (“Ufin Pubco”), Ufin Mergerco Limited, a British Virgin Islands business company and a wholly-owned subsidiary of Pubco (“Ufin Merger Sub”), Xiaoma (Sherman) Lu, an individual, in the capacity as the Purchaser Representative thereunder, Yingkui Liu, in the capacity as the Seller Representative thereunder, and Ufin Investment Limited, a British Virgin Islands business company and the sole holder of Ufin’s outstanding capital shares (the “Ufin Seller”, together with the Company, Ufin, Ufin Pubco, Ufin Merger Sub, Sherman Xiaoma Lu, Yingkui Liu and Ufin Seller, the “Ufin Parties”) for a proposed business combination, as previously disclosed in the Current Report on Form 8-K of The Company, on November 9, 2020, The Company entered into that certain Amended and Restated Business Combination Agreement (the “Ufin Agreement”). In accordance with such letter agreement, upon execution and delivery of the letter agreement all of the rights and obligations of the Ufin Parties under the Ufin Agreement ceased (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, termination and general provisions) without any liability on the part of any party or any of their respective representatives.

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

The total consideration to be paid by Pubco to the Sellers for their shares of JHD, shall be an aggregate number of Pubco ordinary shares (the “Exchange Shares”) with an aggregate value equal to (the “Exchange Consideration”) (i) One Billion U.S. Dollars ($1,000,000,000), plus (ii) the aggregate amount cash of JHD and its direct and indirect subsidiaries as of the Closing date, minus (iii) the aggregate indebtedness of JHD and its direct and indirect subsidiaries, and minus (iv) the amount of any unpaid transaction expenses of JHD in excess of $10,000,000 in aggregate, with each Pubco ordinary share valued at an amount equal to the price at which each Company ordinary share shall be redeemed or converted pursuant to the redemption of shares (the “Redemption Price”). The issuances of Pubco ordinary shares in connection with the Share Exchange will be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) thereof because securities of Pubco will issued to a limited number of Sellers without involving a public offering. Such issuances will also be exempted from registration in reliance upon Regulation S of the Securities Act with regard to certain Sellers receiving Pubco ordinary shares who are qualified as non-U.S. persons thereunder.

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

On September 13, 2021, the parties thereto the Business Combination Agreement entered into that certain Amended and Restated Business Combination Agreement (the “Amended Agreement”), which amended and restated the Business Combination Agreement in its entirety and provides, among other things, that (a) a revised Amended and Restated Memorandum and Articles of Association of Pubco that, among other things, set forth the proposed authorized share capital of Pubco following the consummation of the Business Combination, be appended to the Business Combination Agreement; (b) the principal amount of certain convertible notes of JHD which are convertible into shares of Pubco (the “2021 Convertible Notes”) and the aggregate cash proceeds of any future equity investments in JHD during the interim period that are convertible into shares of Pubco (the “Equity Investment”) will be counted towards the Company’s minimum cash condition under the Business Combination Agreement, consistent with the characterization of these instruments as a private equity investment to purchase ordinary shares of the Company or, after the Closing, ordinary shares of Pubco, and (c) the ordinary shares of Pubco received by the Sellers, the holders of the 2021 Convertible Notes (upon conversion of such promissory notes) and the holders of any future Equity Investment will be registered for resale, along with the ordinary shares of Pubco issued to the Company’s public shareholders. The Amended Agreement also provides that the ordinary shares of Pubco to be issued to the holders of the 2021 Convertible Notes and any future Equity Instrument are not part of the Exchange Consideration being distributed to the Sellers under the Business Combination Agreement.

On October 7, 2021, the parties to the Amended Agreement entered into that certain Second Amended and Restated Business Combination Agreement, pursuant to which the Amended Agreement was further amended and restated in its entirety to, among other things, (i) memorialize an agreement among the parties that the vested options in the Primary Seller previously issued to senior executives and directors of the Primary Seller would be exchanged for substitute options in Pubco exercisable into a pool of the ordinary shares, $0.0001 par value per share, of Pubco, thereby reducing the Exchange Consideration that would otherwise have been issued to the Sellers and (ii) delete the text noting that the 2021 convertible notes and any equity investment would be treated as PIPE investments.

On February 23, 2021, the Company issued an unsecured promissory note in the amount of up to $500,000 to Chunyi (Charlie) Hao, the Chairman of the Board of Directors and Chief Financial Officer of the Company as a working capital loan. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial business combination and its winding up. The note may also be converted into units at a price of $10.00 per unit at the option of the noteholder upon the consummation of the Company’s initial business combination. Such units would be identical to the private placement units issued to Double Ventures Holdings Limited, I-Bankers Securities, Inc., Hua Mao and Cheng Zhao at the Company’s Initial Public Offering. As of September 30, 2021, the Company had drawn down an aggregate of $300,000 (see Note 6).

On May 21, 2021 and August 20, 2021, an aggregate of $1,380,000 and $1,380,000, respectively, was deposited by JHD into the Trust Account for the Company’s public shareholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by twice of three months to November 24, 2021 (the “Extension”). The Extension was up to two three-month extensions permitted under Company’s Amended and Restated Memorandum and Articles of Association and provides the Company with additional time to complete its proposed Business Combination with JHD. In accordance with the Business Combination Agreement by and between the Company and JHD, JHD agreed to loan to the Company a sum of $2,760,000 on the Sponsor’s behalf in order to support the Extension. Such loan was non-interest bearing and would be payable upon the consummation of the proposed Business Combination.

On September 30, 2021, JHD and the Company signed a promissory note in which Yellow River Asset Management, an affiliate of JHD (“Yellow River”), agreed to loan to the Company a sum of $200,000. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial Business Combination and its winding up. As of September 30, 2021, the Company had drawn down an aggregate of $186,514 (see Note 6).

Liquidity and Going Concern

The Company has principally financed its operations from inception on August 9, 2018 using proceeds from the sale of its equity securities to its initial shareholders prior to the IPO and from the sale of the Placement Units and the IPO that were placed in an account outside of the Trust Account for working capital purposes. As of September 30, 2021, the Company had $56,267 in its operating bank account, $141,604,421 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its initial Business Combination. To the extent necessary, the Company’s Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). As of September 30, 2021, Mr. Chunyi (Charlie) Hao, the Company’s Chairman of the Board and Chief Financial Officer, has loaned the Company $300,000 as Working Capital Loans.

On May 21, 2021 and August 20, 2021, an aggregate of $1,380,000 and $1,380,000, respectively, was deposited by JHD into the Trust Account for the Company’s public shareholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by twice of three months to November 24, 2021.

On November 5, 2021, the Company filed with the SEC its definitive proxy statement on Schedule 14A for a special meeting of shareholders, which is scheduled to be held on November 24, 2021, which includes a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022.

If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit (the “Working Capital Units”) (see Note 6).

In order to finance transaction costs in connection with an initial Business Combination, the initial shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company consummates its initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use the fund held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such notes may be convertible into additional Working Capital Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares if $1,500,000 of notes were so converted as well as 150,000 rights to receive 15,000 shares and 150,000 warrants to purchase 75,000 shares). We do not expect to seek loans from parties other than the initial shareholders, the Company’s officers and directors or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through November 24, 2021, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  On May 21, 2021 and August 20, 2021, the Company extended the date by which the Company has to consummate a Business Combination from May 24, 2021 to August 24, 2021, and from August 24, 2021 to November 24, 2021, respectively. The Company intends to hold a special meeting of shareholders on November 24, 2021 to approve a further extension to February 24, 2022 to complete a Business Combination. Even assuming such extension is approved, it is not guaranteed the Company may consummate a Business Combination by February 24, 2022.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 24, 2021, and if a further extension to February 24, 2022 is not approved by the Company’s shareholders, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 24, 2021.

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management recorded a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the ordinary shares subject to redemption, the Company also revised its income (loss) per ordinary share calculation to allocated net income (loss) evenly to ordinary shares and non-redeemable ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

-	December 31, 2020

Balance Sheet as of December 31, 2020	As Previously Reported	Adjustment	As Revised
Ordinary shares subject to possible redemption	$131,251,050	$6,748,950	$138,000,000
Ordinary shares	$5,197,467	$(1,359,166)	$3,838,301
Accumulated deficit	$(197,458)	$(5,389,784)	$(5,587,242)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(6,748,950)	$(1,748,941)

The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KT for the year ended December 31, 2020 as filed with the SEC on June 9, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. In these financial statements, management exercised a significant judgment in estimating the fair value of its warrant liabilities. The actual results could differ significantly from those estimates including the estimate of the fair value of its warrant liabilities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 13,800,000 shares of ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

At September 30, 2021 and December 31, 2020, the ordinary shares reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$138,000,000
Less: proceeds allocated to public warrants	(690,000)
Less: ordinary share issuance costs	(4,699,784)
Add: Accretion of carrying value to redemption value	5,389,784
Ordinary shares subject to possible redemption	$138,000,000

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

Income Taxes

ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) initial public offering, (ii) the exercise of the over-allotment option and (iii) private placement units, since the exercise of the warrants are contingent upon the occurrence of future events. The warrants derived from the public units are exercisable to purchase 6,900,000 shares of ordinary shares and warrants derived from the private placement units are exercisable to purchase 175,000 shares of ordinary shares, together 7,075,000 in the aggregate.

The Company’s unaudited condensed consolidated statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share.

For the three months ended September 30, 2021 and 2020, net income per ordinary share, basic and diluted for redeemable ordinary shares, is calculated as dividing the allocated net income (loss) for the three months ended September 30, 2021 and 2020, by the weighted average number of 13,800,000 and 13,800,000 redeemable ordinary shares outstanding for the periods, respectively, resulted in $(0.01) and $(0.01) per ordinary share, basic and diluted.

For the nine months ended September 30, 2021 and 2020, net income (loss) per ordinary share, basic and diluted for redeemable ordinary shares, is calculated as dividing the allocated net income (loss) for the nine months ended September 30, 2021 and 2020, by the weighted average number of 13,800,000 and 13,800,000 redeemable ordinary shares outstanding for the periods, respectively, resulted in $(0.07) and $0.01 per ordinary share, basic and diluted.

For the three months ended September 30, 2021 and 2020, net loss per ordinary, basic and diluted for non-redeemable ordinary shares, is calculated by dividing the allocated net loss by the weighted average numbers of 3,903,500 and 3,903,500, respectively, non-redeemable ordinary shares outstanding for the period, resulted in $(0.01) and $(0.01) per ordinary share, basic and diluted.

For the nine months ended September 30, 2021 and 2020, net income (loss) per ordinary, basic and diluted for non-redeemable ordinary shares, is calculated by dividing the allocated net income (loss) by the weighted average numbers of 3,903,500 and 3,741,333, respectively, non-redeemable ordinary shares outstanding for the period, resulted in $(0.07) and $0.01 per ordinary share, basic and diluted.

Non-redeemable ordinary shares include the Founder Shares, Representative’s Shares and ordinary shares underlying the Private Placement Units, as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investment held in Trust Account. Cash is maintained in accounts with financial institutions, which at times may exceed the federal depository insurance coverage limit of $250,000. As of September 30, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The Company analyses all financial instruments with features of both liabilities and equity under ASC Topic 480 “Distinguishing Liabilities from Equity” and ASC Topic 815 “Derivatives and Hedging”. Pursuant to its IPO, the Company sold 13,800,000 Units (including underwriters’ full exercise over-allotment option 1,800,000 Unit) consisting with one ordinary share, one right (“Public Right”), and one warrant (“Public Warrant”) (see Note 4). Simultaneously with the closing of the IPO, the Company sold 350,000 Private Units (see Note 5), consisting with 350,000 ordinary shares, 350,000 warrants (“Private Warrant”) and 350,000 rights (“Private Right). As a compensation to IPO underwriters, the Company issued 690,000 Representative’s Warrants to the Company underwriters (see Note 7). The Company accounted for its Public Warrant, Public Right and Private Right as equity instruments. The Company accounted for Private Warrants and Representative Warrants as liability instruments.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, other than the warrant liabilities.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Management evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of operations as incurred.

The Company sold 350,000 Private Warrants and issued 690,000 Representative Warrants in connection to its IPO (together “Liability Warrant”) (see Note 5 and Note 7). All of the Company’s outstanding Liability Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the Warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 13,800,000 Units at a purchase price of $10.00 per Unit, which includes the underwriters’ full exercise of the over-allotment option in the amount of 1,800,000 Units. Each Unit consists of one ordinary share, no par value, one right, and one redeemable warrant (each whole warrant, a “Public Warrant”). Each right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of the Business Combination. Each Public Warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per full share (subject to certain adjustments) (see Note 8).

NOTE 5. PRIVATE PLACEMENT

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

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Support Arrangement

The Company entered into an administrative support agreement with an affiliate of the Company’s officers (the “Service Party”), commencing on February 19, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Service Party up to a maximum of $120,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fee has been fully paid by the Company to Service Party as of September 30, 2021.

Promissory Note — Related Party

In order to finance transaction costs in connection with a Business Combination, the Sponsor, officers and directors or their respective affiliates may, but are not obligated to, provide Working Capital Loans to the Company. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Working Capital Units. The notes were non-interest bearing and were not secured.

On February 23, 2021, the Company issued a promissory note for up to $500,000 in Working Capital Loans to Mr. Chunyi (Charlie) Hao, Chairman to the Company’s Board and Chief Financial Officer. As of September 30, 2021, Mr. Hao has loaned to Company $300,000.

Promissory Note — Advance from Related Party

As of September 30, 2021, the Company issued a promissory note for up to $200,000 to Yellow River. The note was non-interest bearing and was not secured. As of September 30, 2021, the Company drew down $186,514 to pay expense and booked as advance from related parties into the Company liabilities. As of September 30, 2021, the outstanding of the note payable was at $186,514.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders and/or their affiliates or designees must deposit into the Trust Account up to an aggregate of $2,760,000 for a total of two extensions. Any such payments would be made in the form of a loan. Such loan was non-interest bearing and would be payable upon the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. On May 21, 2021 and August 20, 2021, an aggregate of $1,380,000 and $1,380,000, respectively, was deposited in the Trust Account to extend the date by which the Company has to consummate a Business Combination from May 24, 2021 to August 24, 2021, and from August 24, 2021 to November 24, 2021.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, proposed business combination, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential merger with us if COVID-19 is going on, and materially adversely affects their business operations and, therefore, the valuation of their business. The extent to which COVID-19 impacts our closing on the proposed business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an unexpectedly long period of time, our ability to consummate a Business Combination may be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 24, 2020, the date when the Representative Warrants were issued, the Company estimated the fair value of Representative’s Warrants to be approximately $1,640,028 (or $2.38 per warrant) using the Black-Scholes option-pricing model at the issuing time.

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of September 30, 2021, the Company had 350,000 Private Warrants outstanding and 690,000 Representative Warrants outstanding. The Private Warrants and Representative Warrants are recognized as warrant liabilities and subsequently measured at fair value.

The Private Warrants will be identical to the Public Warrants (see Note 10) underlying the Units being sold in the IPO, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Representative Warrants are different from Public and Private Warrants. The exercise price of Representative Warrants is $12 and is non-redeemable. Representative’s Warrants have been deemed compensation by FINRA and were subject to a lock-up period. The Company considered Representative Warrants as a liability because net cash settlement is assumed under ASC 815-40 as the Company is required to deliver registered shares to the purchasers of Representative Warrants.

NOTE 9. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares, no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. As of September 30, 2021 and December 31, 2020, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares, no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 13,800,000 and 13,800,000 ordinary shares, respectively, subject to redemption. As of September 30, 2021 and December 31, 2020, there were 3,903,500 and 3,903,500 ordinary shares, respectively, issued and outstanding.

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

As of September 30, 2021 and December 31, 2020, the carrying values of prepaid expenses, accrued expenses, and loans and advances payable to related parties approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 8, the Company has concluded that its Private Warrants and Representative’s Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly the fair value of the Private Warrants and Representative’s Warrants were classified as a Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value of held to maturity securities as follows.

	Level	September 30, 2021

Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$141,604,421

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$458,000
Derivative Warrant Liability – Representative Warrant	3	$1,728,000

	Level	December 31, 2020 (as restated)

Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$138,833,973

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$466,300
Derivative Warrant Liability – Representative Warrant	3	$1,765,800

The fair value of the Private Warrants and Representative Warrants were estimated using Black-Scholes model for the three and nine months ended September 30, 2020 and 2021, respectively. For the three months ended September 30, 2021 and 2020 on the statements of operations, the Company recognized a decrease in the fair value of warrant liabilities of $10,500 and $32,400, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations. For the nine months ended September 30, 2021 and 2020, the Company recognized a decrease in the fair value of warrant liabilities of $46,100 and an increase in the fair value of warrant liabilities of $166,872, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	As of September 30, 2021	As of December 31, 2020

Volatility	40.14%	39.83%
Stock price	10.20	10.06
Expected life of the warrants to convert	4.90	5.64
Risk free rate	1.03%	0.54%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period from February 9, 2018 (inception) through September 30, 2020, and for the period from December 31, 2020 through September 30, 2021 are summarized as follows:

Derivative warrant liabilities at February 9, 2018 (inception)	$-
Issuance of Private Warrants	353,200
Issuance of Representative Warrants	1,640,028
Change in fair value of derivative warrant liabilities	166,872
Derivative Warrant Liabilities at September 30, 2020	$2,160,100

Derivative Warrant Liabilities at December 31, 2020	$2,232,100
Change in fair value of derivative warrant liabilities	(46,100)
Derivative Warrant Liabilities at September 30, 2021	$2,186,000

NOTE 12. SUBSEQUENT EVENTS

On November 12, 2021, the Company entered into certain forward share purchase agreements (the “Forward Share Purchase Agreements) with Sea Otter Securities (“Sea Otter”), Stichting Juridisch Eigendom Mint Tower Arbitrage Fund (“Mint Tower”), Glazer Special Opportunity Fund I, LP (“Glazer”) and Meteora Capital Partners, LP (“Meteora” and, together with Sea Otter, Mint Tower, and Glazer, the “Backstop Investors”), which provide that such investors will not redeem shares that they each hold in connection with the proposal to extend the date by which the Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022 (the “February Extension”) and the proposed Merger with JHD, and instead would each either hold such shares for a period of time following the consummation of the Merger, at which time they will each have the right to sell them to East Stone at $10.41 per share, or will sell such shares on the open market during such time period at a market price of at least $10.26 per share.

In connection with the above-mentioned arrangements, the Sponsor entered into certain share transfer agreements (the “Founder Share Transfer Agreements”) with the Backstop Investors. Pursuant to the Founder Share Transfer Agreement with Meteora and Glazer on November 12, 2021, Meteora and Glazer agreed not to sell, transfer or seek redemption of an aggregate of 974,658 public shares of Company and to vote such shares in favor of the February Extension and the Merger.

In consideration of Meteora and Glazer’s agreement to abide by such restrictions on its public shares, the Sponsor agreed to transfer to the Glazer investors 44,444 Founder Shares for every 324,886 public shares not redeemed, for an aggregate of 133,332 Founder Shares. Of such amount, an aggregate of up to 45,000 Founder Shares will be transferred on or before the date of the special meeting of the shareholders of the Company to consider the Merger, and an aggregate of 88,332 Founder Shares will be transferred to the Glazer investors on or before the date of the Closing.

The Company has also entered into founder shares transfer agreements with identical terms to the Founder Share Transfer Agreement with Sea Otter (pursuant to which 133,332 founder shares will be transferred to Sea Otter) and with Mint Tower (pursuant to which 133,332 founder shares will be transferred to Mint Tower).

On November 12, 2021, the Business Combination Agreement (the “Business Combination Agreement Amendment”) was further amended to memorialize an agreement among the parties that any funds in the Trust Account that relate to ordinary shares of the Company held by the Backstop Investors shall not count toward the minimum cash condition contained in Section 9.2(d) of the Business Combination Agreement. In addition, Section 10.1(b) of the Business Combination Agreement was amended, contingent upon the effectiveness of the February Extension, to provide that the Business Combination Agreement may be terminated at any time prior to the Closing by either the Company or JHD, if the Closing does not occur by February 24, 2022.

On November 12, 2021, JHD, Pubco, Primary Seller, the Company, the Sponsor, Navy Sail, Chunyi (Charlie) Hao, and Xiaoma (Sherman) Lu (Messers Hao and Lu, collectively with Navy Sail and the Sponsor, the “Primary Initial Shareholders”) entered into an amendment (the “Letter Agreement Amendment”) to the Letter Agreement Regarding Forfeiture of Founder Shares, dated February 16, 2021 (the “Founder Share Letter”) by and among JHD, the Company, the Sponsor, Navy Sail, Chunyi (Charlie) Hao, and Xiaoma (Sherman) Lu.

The Founder Share Letter provided, inter alia, that up to 1,725,000 Ordinary Shares (the “Forfeiture Shares”) would be subject to forfeiture in the event that the Company did not have at least $100 million in cash at the Closing, with the number of such shares to be forfeit determined on a sliding scale depending upon the amount of the cash shortfall, if any, with the entire amount of the 1,725,000 shares subject to forfeiture if the Company’s cash at closing was $70 million or less. Under the terms of the Letter Agreement Amendment, the Company, the Primary Initial Shareholders, JHD Holdings Limited, Pubco and the Primary Seller have agreed that the 1,725,000 Forfeiture Shares would be exchanged for an equivalent number of Pubco ordinary shares (“Forfeiture Replacement Shares”) at the Closing and that such Forfeiture Replacement Shares would be distributed as follows: (A) 138,000 Forfeiture Replacement Shares to the Primary Seller, (B) to Glazer, Sea Otter and Mint Tower, up to 450,000 Forfeiture Replacement Shares in consideration for their having entered into the Forward Share Purchase Agreements and the Founder Share Transfer Agreements and (C) out of the remaining Forfeiture Replacement Shares, (i) to a shareholder of the Sponsor who is not a director or officer of the Purchaser) up to 500,000 Forfeiture Replacement Shares and (ii) to the extent of any remaining Forfeiture Replacement Shares (a) 50% to Charlie Hao and Xiaoma (Sherman) Lu and (b) 50% to the Primary Seller.

The Forfeiture Replacement Shares being delivered to the Backstop Investors and to the Primary Seller are not subject to the forfeiture calculations under the Founder Share letter (as amended by the Letter Agreement Amendment), however the calculation of any Forfeiture Replacement Shares to be distributed to the shareholder of the Sponsor or to Charlie Hao, Sherman Lu and the Primary Seller under (C) above will be subject to the forfeiture calculations. To the extent that the forfeiture calculation results in less than all of the remaining Founder Shares subject to the arrangement (1,725,000) being distributed pursuant to the terms of the preceding paragraph, the remainder of such shares shall remain with the Primary Initial Shareholders.

Based upon this review, the Company did not identify any other subsequent events, other than previously disclosed, that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Termination of Agreement with Ufin

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

 Business Combination Agreement with JHD

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

The total consideration to be paid by Pubco to the Sellers for their shares of JHD, shall be an aggregate number of Pubco ordinary shares (the “Exchange Shares”) with an aggregate value equal to (the “Exchange Consideration”) (i) One Billion U.S. Dollars ($1,000,000,000), plus (ii) the aggregate amount cash of JHD and its direct and indirect subsidiaries as of the Closing date, minus (iii) the aggregate indebtedness of JHD and its direct and indirect subsidiaries, and minus (iv) the amount of any unpaid transaction expenses of JHD in excess of $10,000,000 in aggregate, with each Pubco ordinary share valued at an amount equal to the price at which each Company ordinary share shall be redeemed or converted pursuant to the redemption of shares (the “Redemption Price”). The issuances of Pubco ordinary shares in connection with the Share Exchange will be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) thereof because securities of Pubco will issued to a limited number of Sellers without involving a public offering. Such issuances will also be exempted from registration in reliance upon Regulation S of the Securities Act with regard to certain Sellers receiving Pubco ordinary shares who are qualified as non-U.S. persons thereunder.

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

The Transactions are subject to, among other things, the approval of the Transactions by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions, including that the SEC completes its review of the proxy statement/prospectus relating to the Transactions, the receipt of certain regulatory approvals, and the approval by The Nasdaq Stock Market to list the securities of the combined company.

On September 13, 2021, the parties thereto the Business Combination Agreement entered into that certain Amended and Restated Business Combination Agreement (the “Amended Agreement”), which amended and restated the Business Combination Agreement in its entirety and provides, among other things, that (a) a revised Amended and Restated Memorandum and Articles of Association of Pubco that, among other things, set forth the proposed authorized share capital of Pubco following the consummation of the Business Combination, be appended to the Business Combination Agreement; (b) the principal amount of certain convertible notes of JHD which are convertible into shares of Pubco (the “2021 Convertible Notes”) and the aggregate cash proceeds of any future equity investments in JHD during the interim period that are convertible into shares of Pubco (the “Equity Investment”) will be counted towards the Company’s minimum cash condition under the Business Combination Agreement, consistent with the characterization of these instruments as a private equity investment to purchase ordinary shares of the Company or, after the Closing, ordinary shares of Pubco, and (c) the ordinary shares of Pubco received by the Sellers, the holders of the 2021 Convertible Notes (upon conversion of such promissory notes) and the holders of any future Equity Investment will be registered for resale, along with the ordinary shares of Pubco issued to the Company’s public shareholders. The Amended Agreement also provides that the ordinary shares of Pubco to be issued to the holders of the 2021 Convertible Notes and any future Equity Instrument are not part of the Exchange Consideration being distributed to the Sellers under the Business Combination Agreement.

On October 7, 2021, the parties to the Amended Agreement entered into that certain Second Amended and Restated Business Combination Agreement, pursuant to which the Amended Agreement was further amended and restated in its entirety to, among other things, (i) memorialize an agreement among the parties that the vested options in the Primary Seller previously issued to senior executives and directors of the Primary Seller would be exchanged for substitute options in Pubco exercisable into a pool of the ordinary shares, $0.0001 par value per share, of Pubco, thereby reducing the Exchange Consideration that would otherwise have been issued to the Sellers and (ii) delete the text noting that the 2021 convertible notes and any equity investment would be treated as PIPE investments.

 Related Party Loans

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

Effective May 24, 2021 and August 24, 2021, the Company extended the date by which the Company has to consummate a business combination from May 24, 2021 to August 24, 2021, and from August 24, 2021 to November 24, 2021, respectively (the “Extensions”). The Extensions are up to two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its proposed business combination with JHD. In accordance with the Business Combination Agreement, JHD has loaned to the Company a sum of $2,760,000 on the Sponsor’s behalf in order to support the Extension. Such loan is non-interest bearing and will be payable upon the consummation of the proposed business combination.

As of September 30, 2021, Yellow River Asset Management, an affiliate of JHD (“Yellow River”), and the Company signed a promissory note in which Yellow River agreed to loan to the Company a sum of $200,000. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial Business Combination and its winding up. As of September 30, 2021, the Company had drawn down an aggregate of $186,514.

Backstop Arrangements

On November 12, 2021, the Company entered into certain forward share purchase agreements (the “Forward Share Purchase Agreements) with Sea Otter Securities (“Sea Otter”), Stichting Juridisch Eigendom Mint Tower Arbitrage Fund (“Mint Tower”), Glazer Special Opportunity Fund I, LP (“Glazer”) and Meteora Capital Partners, LP (“Meteora” and, together with Sea Otter, Mint Tower, and Glazer, the “Backstop Investors”), which provide that such investors will not redeem shares that they each hold in connection with the proposal to extend the date by which the Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022 (the “February Extension”) and the proposed Merger with JHD, and instead would each either hold such shares for a period of time following the consummation of the Merger, at which time they will each have the right to sell them to East Stone at $10.41 per share, or will sell such shares on the open market during such time period at a market price of at least $10.26 per share.

In connection with the above-mentioned arrangements, the Sponsor entered into certain share transfer agreements (the “Founder Share Transfer Agreements”) with the Backstop Investors. Pursuant to the Founder Share Transfer Agreement with Meteora and Glazer on November 12, 2021, Meteora and Glazer agreed not to sell, transfer or seek redemption of an aggregate of 974,658 public shares of Company and to vote such shares in favor of the February Extension and the Merger.

In consideration of Meteora and Glazer’s agreement to abide by such restrictions on its public shares, the Sponsor agreed to transfer to the Glazer investors 44,444 Founder Shares for every 324,886 public shares not redeemed, for an aggregate of 133,332 Founder Shares. Of such amount, an aggregate of up to 45,000 Founder Shares will be transferred on or before the date of the special meeting of the shareholders of the Company to consider the Merger, and an aggregate of 88,332 Founder Shares will be transferred to the Glazer investors on or before the date of the Closing.

The Company has also entered into founder shares transfer agreements with identical terms to the Founder Share Transfer Agreement with Sea Otter (pursuant to which 133,332 founder shares will be transferred to Sea Otter) and with Mint Tower (pursuant to which 133,332 founder shares will be transferred to Mint Tower).

On November 12, 2021, the Business Combination Agreement (the “Business Combination Agreement Amendment”) was further amended to memorialize an agreement among the parties that any funds in the Trust Account that relate to ordinary shares of the Company held by the Backstop Investors shall not count toward the minimum cash condition contained in Section 9.2(d) of the Business Combination Agreement. In addition, Section 10.1(b) of the Business Combination Agreement was amended, contingent upon the effectiveness of the February Extension, to provide that the Business Combination Agreement may be terminated at any time prior to the Closing by either the Company or JHD, if the Closing does not occur by February 24, 2022.

On November 12, 2021, JHD, Pubco, Primary Seller, the Company, the Sponsor, Navy Sail, Chunyi (Charlie) Hao, and Xiaoma (Sherman) Lu (Messers Hao and Lu, collectively with Navy Sail and the Sponsor, the “Primary Initial Shareholders”) entered into an amendment (the “Letter Agreement Amendment”) to the Letter Agreement Regarding Forfeiture of Founder Shares, dated February 16, 2021 (the “Founder Share Letter”) by and among JHD, the Company, the Sponsor, Navy Sail, Chunyi (Charlie) Hao, and Xiaoma (Sherman) Lu.

The Founder Share Letter provided, inter alia, that up to 1,725,000 Ordinary Shares (the “Forfeiture Shares”) would be subject to forfeiture in the event that the Company did not have at least $100 million in cash at the Closing, with the number of such shares to be forfeit determined on a sliding scale depending upon the amount of the cash shortfall, if any, with the entire amount of the 1,725,000 shares subject to forfeiture if the Company’s cash at closing was $70 million or less. Under the terms of the Letter Agreement Amendment, the Company, the Primary Initial Shareholders, JHD Holdings Limited, Pubco and the Primary Seller have agreed that the 1,725,000 Forfeiture Shares would be exchanged for an equivalent number of Pubco ordinary shares (“Forfeiture Replacement Shares”) at the Closing and that such Forfeiture Replacement Shares would be distributed as follows: (A) 138,000 Forfeiture Replacement Shares to the Primary Seller, (B) to Glazer, Sea Otter and Mint Tower, up to 450,000 Forfeiture Replacement Shares in consideration for their having entered into the Forward Share Purchase Agreements and the Founder Share Transfer Agreements and (C) out of the remaining Forfeiture Replacement Shares, (i) to a shareholder of the Sponsor who is not a director or officer of the Purchaser) up to 500,000 Forfeiture Replacement Shares and (ii) to the extent of any remaining Forfeiture Replacement Shares (a) 50% to Charlie Hao and Xiaoma (Sherman) Lu and (b) 50% to the Primary Seller.

The Forfeiture Replacement Shares being delivered to the Backstop Investors and to the Primary Seller are not subject to the forfeiture calculations under the Founder Share letter (as amended by the Letter Agreement Amendment), however the calculation of any Forfeiture Replacement Shares to be distributed to the shareholder of the Sponsor or to Charlie Hao, Sherman Lu and the Primary Seller under (C) above will be subject to the forfeiture calculations. To the extent that the forfeiture calculation results in less than all of the remaining Founder Shares subject to the arrangement (1,725,000) being distributed pursuant to the terms of the preceding paragraph, the remainder of such shares shall remain with the Primary Initial Shareholders.

On November 5, 2021, the Company filed with the SEC a definitive proxy statement on Schedule 14A for a special meeting of shareholders, which is scheduled to be held on November 24, 2021, which includes a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022. On November 15, 2021, the Company filed an amendment to the definitive proxy statement to report the terms of the Backstop Arrangements described above.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 9, 2018 (inception) through September 30, 2021 were organizational activities, those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2021 and 2020, respectively, we had net income (loss) of $(1,253,325) and $189,323, respectively, which consists of interest income on marketable securities held in a trust account in the United States at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer& Trust Company, acting as trustee (“Trust Account”), offset by operating costs of $(1,309,878) and $(474,278), and change in fair value of derivative warrant liabilities of $46,100 and $(166,872) respectively.

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

On May 21, 2021 and August 20, 2021, an aggregate of $1,380,000 and $1,380,000, respectively, was deposited by JHD into the Trust Account for the Company’s public shareholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by twice of three months to November 24, 2021, which is the scheduled liquidation date of the Company.

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

As of September 30, 2021, we had marketable securities held in the Trust Account of $141,604,421 (including $2,760,000 deposited for the two three-month extensions from May 24, 2021 to November 24, 2021) consisting of U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we did not withdraw any funds from the interest earned on the Trust Account.

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

As of September 30, 2021, we had cash of $56,267 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate an initial business combination.

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through November 24, 2021, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  On May 21, 2021 and August 20, 2021, the Company extended the date by which the Company has to consummate a Business Combination from May 24, 2021 to August 24, 2021, and from August 24, 2021 to November 24, 2021, respectively. The Company intends to hold a special meeting of shareholders on November 24, 2021 to approve a further extension to February 24, 2022 to complete a Business Combination. Even assuming such extension is approved, it is not guaranteed the Company may consummate a Business Combination by February 24, 2022.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 24, 2021, and if a further extension to February 24, 2022 is not approved by the Company’s shareholders, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 24, 2021.

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

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay East Stone Capital Limited, an affiliate of our executive officers, a quarterly fee of $30,000 (up to $120,000 in the aggregate) for office space, utilities and secretarial and administrative services. We began incurring these fees on February 20, 2020 and will continue to incur these fees quarterly until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation (up to a maximum of $120,000 in the aggregate). As of September 30, 2021, the Company has fulfilled paying East Stone Capital Limited the aggregate $120,000 and has retired this contractual obligation.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Certain of the Company’s ordinary shares feature redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 13,800,000 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Management evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the statement of operations as incurred.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity from August 9, 2018 (inception) through September 30, 2021 relates to our formation, the preparation for our initial public offering and the search of targets for our initial business combination. We did not have any financial instruments that were exposed to market risks on September 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control Over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Transition Report on Form 10-KT and our preliminary prospectus/proxy statement in connection with the Business Combination with JHD filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2018, we issued an aggregate of 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.017 per share, with 625,000 shares issued to our Sponsor, of which Mr. Chunyi (Charlie) Hao, our Chairman and Chief Financial Officer, is the sole director, 625,000 shares issued to Navy Sail International Limited, of which Mr. Hao is the sole director, and 187,500 shares issued to Mr. Hao. In January 2020, we performed a share split whereby each ordinary share was sub-divided into two shares, resulting in our initial shareholders holding an aggregate of 2,875,000 founder shares (up to 375,000 shares of which were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full). In February 2020, we effected a 1.2 for 1 share dividend for each ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 3,450,000 founder shares (up to 450,000 shares of which were subject to forfeiture to the extent to that the underwriters’ over-allotment option was exercised in full). Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each of our initial shareholders is an accredited investor for purposes of Rule 501 of Regulation D. No underwriting discounts or commissions were paid with respect to such sales.

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

On May 24, 2021 and August 24, 2021, an aggregate of $2,760,000 (the “Extension Payment”) was deposited by JHD into the Trust Account for our public shareholders, representing $0.20 per public share, which enables us to extend the period of time it has to consummate its initial business combination by two three-month extensions to November 24, 2021 (the “Extensions”). The Extensions are up to two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its proposed business combination with JHD.

In connection with the extension payments, we issued to JHD an unsecured promissory note having a principal amount equal to the amount of the extension payments. The note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Amended and Restated Business Combination Agreement, dated as of September 13, 2021, by and among East Stone Acquisition Corporation, Navy Sail International Limited, JHD Technologies Limited, Yellow River MergerCo Limited, JHD Holdings (Cayman) Limited, Yellow River (Cayman) Limited and, solely for purposes of Section 10.3 and Articles XII and XIII thereof, Double Ventures Holdings Limited. (1)
2.2	Second Amended and Restated Business Combination Agreement, dated as of October 7, 2021, by and among East Stone Acquisition Corporation, Navy Sail International Limited, JHD Technologies Limited, Yellow River MergerCo Limited, JHD Holdings (Cayman) Limited, Yellow River (Cayman) Limited and, solely for purposes of Section 10.3 and Articles XII and XIII thereof, Double Ventures Holdings Limited. (2)
3.1	Amended and Restated Memorandum and Articles of Association. (3)
4.1	Warrant Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.2	Rights Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (3)
10.1	Promissory Note, dated August 23, 2021, issued by East Stone Acquisition Corporation to JHD Holdings (Cayman) Limited. (4)
10.2	Form of Forward Share Purchase Agreement. (5)
10.3	Form of Share Transfer Agreement. (5)
10.4

First Amendment to the Second Amended and Restated Business Combination Agreement, effective as of November 12, 2021, by and among East Stone Acquisition Corporation, Navy Sail International Limited, JHD Technologies Limited, Yellow River MergerCo Limited, JHD Holdings (Cayman) Limited, solely for purposes of Section 10.3 and Articles XII and XIII thereof, as applicable, Double Ventures Holdings Limited, and Yellow River (Cayman) Limited. (5)

10.5

Amendment to Letter Agreement Regarding Forfeiture of Founder Shares, dated November 12, 2021, by and among JHD Holdings (Cayman) Limited, East Stone Acquisition Corporation, Double Ventures Holdings Limited, Navy Sail International Limited, Yellow River (Cayman) Limited, JHD Technologies Limited Chunyi (Charlie) Hao, and Xiaoma (Sherman) Lu. (5)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 17, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 14, 2021 and incorporated by reference herein.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2020 and incorporated by reference herein.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 25, 2021 and incorporated by reference herein.

(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 15, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

East Stone Acquisition Corporation

Date: November 15, 2021	By:	/s/ Xiaoma (Sherman) Lu
		Name:	Xiaoma (Sherman) Lu
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Chunyi (Charlie) Hao
		Name:	Chunyi (Charlie) Hao
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)