Form 10-KT/A
period 2020-12-31
East Stone Acquisition Corp
filed 2021-12-07
CIK 1760683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of December 6, 2021, there were 7,065,105 ordinary shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Transition Report on Form 10-KT to “we,” “us,” the “Company” or “our company” are to East Stone Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Transition Report on Form 10-KT/A amends the Transition Report on Form 10-KT of the Company as of and for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on June 9, 2021 (the “Original Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable ordinary shares, no par value (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on February 24, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter.

Therefore, on November 23, 2021, the Company’s management and the audit committee of the Company’s board of directors concluded that (i) the Company’s audited financial statements as of December 31, 2020 in the Original Filing, (ii) the Company’s unaudited financial statements as of March 31, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 11, 2021, (iii) the Company’s unaudited financial statements as of June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021, and (iv) the Company’s unaudited financial statements as of September 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Amendment No. 1 and a Quarterly Report on Form 10-Q/A to be filed with the SEC (“Form 10-Q/A”). On November 24, 2021, the Company filed 8-K with SEC on non-reliance on previously issued financial statements or a related audit report or completed interim review.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Form 10-Q/A.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1. Business

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

This Amendment No. 1 is also being amended to update for events related to the extension of the date by which Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022. In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the period affected by the restatement with respect to developments previously disclosed on our Current Report on Form 8-K filed on November 15, 2021 and our plans to hold a special meeting of shareholders on November 24, 2021, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

On November 24, 2021, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial business combination from November 24, 2021 to February 24, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 10,534,895 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders.

The Transactions are expected to be completed by the first quarter of 2022, subject to, among other things, the approval of the transaction by the Company’s shareholders, satisfaction of the conditions stated in the definitive business combination agreement and other customary closing conditions, including that the U.S. Securities and Exchange Commission completes its review of the proxy statement/prospectus relating to the Transactions, the receipt of certain regulatory approvals, and the approval by The Nasdaq Stock Market to list the securities of the combined company.

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

Ability to Extend Time to Complete Business Combination

On November 24, 2021we held a special meeting of shareholders and approved to amend our Amended and Restated Memorandum and Articles of Association to extend the date by which we have to consummate an initial business combination from November 24, 2021 to February 24, 2022.

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

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target by February 24, 2022.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination by February 24, 2022. We may not be able to find a suitable target business and consummate our initial business combination by such dates. If we are unable to consummate our initial business combination by February 24, 2022, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless in the event we do not consummate our initial business combination by February 24, 2022. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by February 24, 2022, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 24, 2022 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

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

The requirement that we complete our initial business combination by February 24, 2022 may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by February 24, 2022. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by February 24, 2022. We may not be able to find a suitable target business and consummate our initial business combination by such dates. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

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

Many blank check companies have a provision in their charter, which prohibits the amendment of certain of its provisions, including those, which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our memorandum and articles of association provides that, prior to the consummation of our initial business combination, its provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which beneficially own approximately 24.2% of our ordinary shares as of the date of this report, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 24, 2022 or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.\

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.00 per share or potentially less than $10.00 per share on our redemption, and the rights and warrants will expire worthless.

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

Our public shareholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public shareholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 24, 2022 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances will a shareholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait until February 24, 2022 in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

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

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until February 24, 2022, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us for the payment of our tax obligations, may not be sufficient to allow us to operate until February 24, 2022, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.16 per share (based on the balance of our trust account as of May 24, 2021 and excluding $50,000 of interest to pay dissolution expenses) or potentially less than $10.00 per share on our redemption, and our rights and warrants will expire worthless.

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

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete our initial business combination by February 24, 2022 this will trigger the required redemption of our ordinary shares using the available funds in the trust account pursuant to our memorandum and articles of association, resulting in our repayment of available funds in the trust account. Following which, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

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

If we are unable to consummate our initial business combination by February 24, 2022, our public shareholders may be forced to wait beyond such period before redemption from our trust account.

If we are unable to consummate our initial business combination by February 24, 2022, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond February 24, 2022 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by February 24, 2022, we will be required to redeem our public shares from the trust account pursuant to our memorandum and articles of association.

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

If we do not complete our initial business combination by February 24, 2022, and instead distribute the aggregate amount then on deposit in the trust account (net of taxes payable), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

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

Our memorandum and articles of association permits the board of directors by resolution to amend certain provisions of the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors by amendment to relevant provisions of the memorandum and articles of association and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 24, 2022 from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 138,000,000 public warrants, 350,000 private warrants, and 690,000 representative warrants. We determined to classify the private warrants and representative warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

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

However, our memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our memorandum and articles of association, like all provisions of our memorandum and articles of association, may be amended with the approval of our shareholders. However, our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 24, 2022 from the closing of our initial public offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC statement, it was appropriate to restated previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management and our audit committee also concluded that it was appropriate to restate previously issued financial statements for the Affected Periods.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Share, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Transition Report.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary share is listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3/F-3 or Form S-4/F-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020.

Our management and our audit committee also concluded that it was appropriate to restate our previously issued financial statements for the Affected Periods. See “—We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.” As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, the change in the classification of all of the Public Shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Transition Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

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

In this Amendment No. 1 to the Transition Report on Form 10-KT/A for the period ended December 31, 2020, we are restating the Company’s audited financial statements as of December 31, 2020 as previously revised in the Original Filing.

We have re-evaluated our application of ASC 480-10-S99-3A to our accounting and classification of the Public Shares, issued as part of the units sold in the IPO on February 24, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that we will not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter.

Therefore, on November 23, 2021, our management and the audit committee concluded that (i) the Company’s audited financial statements as of December 31, 2020 in the Original Filing, (ii) the Company’s unaudited financial statements as of March 31, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 11, 2021, (iii) the Company’s unaudited financial statements as of June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021, and (iv) the Company’s unaudited financial statements as of September 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2021, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Amendment No. 1 and a Quarterly Report on Form 10-Q/A, should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company is restating the 2020 periods herein and intends to restate its 2021 interim financial statements for the Affected Periods in its quarterly report on Form 10-Q for the period ended September 30, 2021.

The restatement does not have an impact on our cash position and cash held in the Trust Account.

Our management has concluded that in light of the classification error described above, a material weakness exists in our internal control over financial reporting and that our disclosure controls and procedures were not effective.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to our internal controls around the proper accounting and classification of complex financial instruments. For more information, see Item 9A included in this Amendment No. 1.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

On November 24, 2021, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial business combination from November 24, 2021 to February 24, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 10,534,895 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders.

The Transactions are expected to be completed by first quarter of 2022, subject to, among other things, the approval of the transaction by the Company’s shareholders, satisfaction of the conditions stated in the Business Combination Agreement and other customary closing conditions, including that the U.S. Securities and Exchange Commission completes its review of the proxy statement/prospectus relating to the transaction, the receipt of certain regulatory approvals, and the approval by The Nasdaq Stock Market to list the securities of the combined company.

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

As of December 31, 2021, the liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through February 24, 2022, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

East Stone Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of East Stone Acquisition Corporation (the “Company”) as of December 31, 2020, year ended June 30, 2020 and June 30, 2019, and the statements of operations, changes in shareholders’ equity (deficit) and cash flows for the six month period ended December 31, 2020, June 30, 2020 and the period from August 9, 2018 (inception) through June 30, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, June 30, 2020 and June 30, 2019, and the results of its operations and its cash flows for the period ended December 31, 2020, year ended June 30, 2020 and the period from August 9, 2018 (inception) through June 30, 2019 in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the December 31 and June 30, 2020 financial statements have been restated to correct certain misstatements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company was unable to complete a Business Combination by February 24, 2022, then the Company would cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

June 9, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 6, 2021

EAST STONE ACQUISITION CORPORATION
BALANCE SHEETS

	December 31, 2020 (As Restated- See Note 2)	June 30, 2020 (As Restated- See Note 2)	June 30, 2019

ASSETS
Current Assets
Cash	$23,486	$389,361	$47,722
Deferred offering costs associated with initial public offering	—	—	97,500
Prepaid expenses and other current assets	88,887	202,485	--
Total current assets	112,373	591,846	145,222
Cash and investments held in Trust Account	138,833,973	138,826,973	—
TOTAL ASSETS	$138,946,346	$139,418,819	$145,222

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Advances from related party	$—	$—	$25,050
Accrued offering cost	—	—	10,000
Accrued expenses	60,687	38,356	—
Promissory note payable – related party	—	—	100,000
Total current liabilities	60,687	38,356	135,050
Deferred underwriting commission	402,500	402,500	--
Derivative warrant liabilities	2,232,100	2,192,500	--
Total Liabilities	2,695,287	2,633,356	135,050

Commitments and Contingencies

Ordinary shares subject to possible redemption, no par value, 13,800,000, 13,800,000 and -0-, at redemption value $10.00 per share, at December 31, 2020, June 30, 2020 and June 30, 2019, respectively	138,000,000	138,000,000	—

Shareholders’ Equity (Deficit)
Preferred shares in class A, B, C, D, and E, no par value; unlimited shares authorized, none issued and outstanding	—	—	—
Ordinary shares, no par value; unlimited shares authorized; 3,903,500, 3,903,500 and 3,450,000 shares issued and outstanding (excluding 13,800,000, 13,800,000 and -0- shares subject to redemption) at December 31, 2020, June 30, 2020 and June 30, 2019, respectively	3,838,301	3,838,301	25,000
Accumulated deficit	(5,587,242)	(5,052,838)	(14,828)
Total Shareholders’ Equity (Deficit)	(1,748,941)	(1,214,537)	10,172
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$138,946,346	$139,418,819	$145,222

The accompanying notes are an integral part of these financial statements.

EAST STONE ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the Six Months Ended December 31, 2020 (As Restated- See Note 2)	For the Year Ended June 30, 2020 (As Restated- See Note 2)		For the Period from August 9, 2018 (inception through June 30, 2019
Operating costs	$501,804	$275,927		$14,828

Loss from operations	(501,804)	(275,927)		(14,828)
Change in fair value of derivative warrant liabilities	(39,600)	(199,272)		—
Interest earned on investment held in Trust Account	7,000	826,973		—
Net loss	$(534,404)	$351,774		$(14,828)

Weighted average shares outstanding of redeemable ordinary shares	13,800,000 (1)	13,800,000	(1)	—

Basic and diluted net income per ordinary share	$(0.03)	$0.02		$—

Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500 (3)	3,903,500	(3)	3,000,000 (2)

Basic and diluted net loss per ordinary share	$(0.03)	$0.02		$(0.00)

(1)	Includes an aggregate of up to 13,800,000 and 13,800,000 shares subject to possible redemption on December 31, 2020 and June 30, 2020, respectively.

(2)	Excludes an aggregate of up to 450,000 shares held by the initial shareholders that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in part or in full (see Note 6).

(3)	Non-redeemable ordinary share includes 3,450,000 ordinary shares issued to initial shareholders, 350,000 private units, and 103,500 ordinary shares issued to underwriters as part of the underwriting compensation.

The accompanying notes are an integral part of these financial statements.

EAST STONE ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares		Retained earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Deficit)	(Deficit)
Balance – August 9, 2018 (inception)	—	$—	$—	$—
Ordinary shares issued to initial shareholders	3,450,000	25,000	—	25,000
Net loss	—	—	(14,828)	(14,828)
Balance – June 30, 2019	3,450,000	$25,000	$(14,828)	$10,172

Sales of 13,800,000 Private Warrants, net of underwriting discount and offering expenses	—	666,501	—	666,501
Sales of 350,000 Private Placement Units	350,000	3,500,000	—	3,500,000
Issuance of Representative Shares in connection with the sales of units	103,000	—	—	—
Excess of cash received over fair value of private warrants	—	(353,200)	—	(353,200)
Accretion of ordinary shares to redemption value	—	—	(5,389,784)	(5,389,784)
Net income	—	—	351,774	351,774
Balance – June 30, 2020 (as restated – see Note 2)	3,903,500	$3,838,301	$(5,052,838)	$(1,214,537)

Net loss	—	—	(534,404)	(534,404)
Balance – December 31, 2020 (as restated – see Note 2)	3,903,500	$3,838,301	$(5,587,242)	$(1,748,941)

The accompanying notes are an integral part of these financial statements.

EAST STONE ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the Six Months Ended December 31, 2020 (As Restated- See Note 2)	For the Year Ended June 30, 2020 (As Restated- See Note 2)	For the Period from August 9, 2018 (inception) through June 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(544,304)	$(108,026)	$(14,828)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	49,500	659,072	—
Interest earned on investments held in Trust Account	(7,000)	(826,973)	—
Changes in operating assets and liabilities
Advance from related party	113,598	(20,050)	50
Accrued expense	22,331	38,356	—
Prepaid expense	—	(202,485)	—
Net cash (used in) provided by operating activities	(365,875)	(460,106)	(14,778)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(138,000,000)	—
Net cash (used in) provided by financing activities	—	(138,000,000)	—

Cash Flows from Financing Activities:
Proceeds from promissory note payable - related party	—	—	100,000
Repayment of promissory note payable - related party	—	(100,000)
Proceeds from sale of ordinary shares to initial shareholders	—	—	25,000
Proceeds from sale of 350,000 private placement units	—	3,500,000)	—
Proceeds from sale of 13,800,000 units, net of underwriting discount paid		135,987,500	—
Offering cost	—	(580,755)	(62,500)
Net cash (used in) provided by financing activities	—	138,806,745	(62,500)

Net Change in Cash	(365,875)	341,639	47,722
Cash -- Beginning of period	389,361	47,722
Cash - End of period	$23,486	$389,361	$47,722

Non-Cash Investing and Financing Activities
Initial classification of ordinary shares subject to possible redemption	—	138,000,000	—
Payment and advances of offering costs by related party	$(494,810)	—	$25,000
Deferred offering costs included in accrued offering costs	—	—	$10,000
Deferred underwriting commissions charged to equity	—	$402,500	—

The accompanying notes are an integral part of these financial statements.

EAST STONE ACQUISITION CORPORATION

NOTES TO RESTATED FINANCIAL STATEMENTS

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

In connection with the Company’s IPO, the Company issued an aggregate of 103,500 ordinary shares of the Company (“Representative’s Shares”) to I-Bankers and its designee, of which 90,562 Representative’s Shares were issued to I-Bankers and 12,938 Representative’s Shares were issued to EarlyBird Capital, Inc. (“EarlyBird”) (Note 7).

At the closing of the IPO, the Company additionally granted to I-Bankers and its designee a total of 690,000 warrants, exercisable at $12.00 per full share (for an aggregate exercise price of $8,280,000) (“Representative’s Warrants”), of which 601,500 Representative’s Warrants were granted to I-Bankers and 88,500 Representative’s Warrants were granted to EarlyBird (Note 7).

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of the Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor and the other initial shareholders (collectively, “initial shareholders”) have agreed (A) to vote their Founder Shares (as defined in Note 6), shares underlying the Private Units (“private shares”) and any Public Shares held by them in favor of any proposed initial Business Combination, (B) not to propose any amendment to the Company’s memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within 15 months (or up to 21 months) from the closing of the IPO or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides its public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, (C) not to redeem any shares (including the Founder Shares) and Private Units (and underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve the proposed initial Business Combination (or to sell any shares in a tender offer in connection with a proposed Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Company’s memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the Founder Shares and Private Units (and underlying securities) shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate a Business Combination to be extended, the Company’s initial shareholders and their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account up to $1,380,000 ($0.10 per share), up to an aggregate of $2,760,000 or approximately $0.20 per share, on or prior to the date of the applicable deadline, for each three month extension. In the event that the Company receives notice from the initial shareholders five days prior to the applicable deadline to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. However, the Company’s initial shareholders and their affiliates or designees are not obligated to fund the Trust Account to extend the time to consummate a Business Combination. As of September 30, 2021, the Company has deposited $2,760,000 into Trust Account and has gained two three months extension. The Company has, until November 24, 2021, to consummate a Business Combination (“Business Combination Date”), although the Company has filed a proxy statement on November 5, 2021, to hold a Company’s shareholders approval for extension to consummate a Business Combination before or by February 24, 2022 (See Note 2).

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through November 24, 2021, although the Company has filed a proxy statement to request the Company’s shareholders approval for extension to consummate a Business Combination before or by February 24, 2022, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. On November 5, 2021, the Company extended the date by which the Company has to consummate a business combination from May 24, 2021 to August 24, 2021 (see Note 12, Subsequent Events), though it is not guaranteed the Company may consummate a business Combination by August 24, 2021. On November 5, 2021, the Company filed a proxy statement to call a shareholder meeting on the date of 24th of November 2021 to extend the consummation of Company Business Combination to February 24, 2022. On November 24, 2021, the Company held a special meeting of shareholders and approved to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022 (see Note 2).

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Extension of Business Combination to February 24, 2020 --

On November 5, 2021, the Company filed with SEC a proxy statement to hold a shareholders meeting on the date of 24th of November, 2022 to extend the consummation up to February 24, 2022. On November 24, 2021, the Company held a special meeting of shareholders and approved to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 10,534,895 ordinary shares, of which the Company paid cash from the Trust Account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders.

Restatement of the Company’s Previously Issued Financial Statements --

The Company concluded it should restate its previously issued financial statements by amending its Annual Report on Form 10-KT, filed with SEC on June 9, 2021, for reporting date December 31, 2020, to classify its ordinary shares subject to possible redemption in temporary equity. In accordance with SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously considered redeemable shares as part of permanent equity to the extent that such shares would cause equity to be not less than $5,000,001. Previously, the Company did not consider redeemable ordinary shares as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company restated its previously filed financial statements to present all redeemable ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form 10-Q for the quarterly period ended March 31, 2020, ended September 30, 2020 and December 31, 2020 filed with SEC on May 13, 2020, November 16, 2020 and February 12, 2021, respectively, in the Company’s Annual Report on Form 10-K for the annual period ended June 30, 2020, filed with SEC on September 21, 2020 and in the Company’s Annual Report on Form 10-KT for the period of six months ended December 31, 2020, filed with SEC on June 9, 2021, and in the Company’s 8-K, Audited Balance Sheet, ended February 24, 2020, filed with SEC on February 28, 2020. These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020.

As a result, management recorded a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and ordinary shares.

In connection with the change in presentation for the ordinary shares subject to redemption, the Company also restated its income (loss) per ordinary share calculation to allocated net income (loss) evenly to ordinary shares and non-redeemable ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

-	February 24, 2020

Balance Sheet as of February 24, 2020	As Previously Reported in Form 8-K	Adjustment	As Restated
Ordinary shares subject to possible redemption	$133,416,830	$(806,614)	$132,610,216
Ordinary shares	$5,024,915	$806,614	$5,831,529
Total Shareholders’ Equity (Deficit)	$5,000,005	$806,614	$5,806,619

-	March 31, 2020

Balance Sheet as of March 31, 2020	As Previously Reported in Form 10-Q	Adjustment	As Restated
Ordinary shares subject to possible redemption	$134,114,950	$3,885,050	$138,000,000
Ordinary shares	$4,326,795	$1,504734	$5,831,529
Retained earnings (Accumulated deficit)	$673,212	$(5,389,784)	$(4,716,572)
Total Shareholders’ Equity (Deficit)	$5,000,007	$(3,885,055)	$1,114,957

Statements of Operations for the three months ended March 31, 2020	As Previously Reported in Form 10-Q	Adjustment	As Restated
Basic and diluted net income (loss) per ordinary share – redeemable shares	$0.06	$0.02	$0.08
Basic and diluted net income (loss) per ordinary share – non-redeemable shares	$(0.02)	$0.10	$0.08

Statements of Operations for the nine months ended March 31, 2020	As Previously Reported in Form 10-Q	Adjustment	As Restated
Basic and diluted net income (loss) per ordinary share – redeemable shares	$0.06	$0.07	$0.13
Basic and diluted net income (loss) per ordinary share – non-redeemable shares	$(0.03)	$0.16	$0.13

-	June 30, 2020

Balance Sheet as of June 30, 2020	As Previously Revised in Form 10-KT On June 9, 2021	Adjustment	As Restated
Ordinary shares subject to possible redemption	$131,785,460	$6,214,540	$138,000,000
Ordinary shares	$4,663,057	$(824,756)	$3,838,301
Retained earnings (Accumulated deficit)	$336,946	$(5,389,784)	$(5,052,838)
Total Shareholders’ Equity (Deficit)	$5,000,003	$(6,214,540)	$(1,214,537)

Statements of Operations for the year ended June 30, 2020	As Previously Revised in Form 10-KT On June 9, 2021	Adjustment	As Restated
Basic and diluted net income (loss) per ordinary share – redeemable shares	$0.06	$(0.04)	$0.02
Basic and diluted net income (loss) per ordinary share – non-redeemable shares	$(0.12)	$0.14	$0.02

-	September 30, 2020

Balance Sheet as of September 30, 2020	As Previously Reported in Form 10-Q	Adjustment	As Restated
Ordinary shares subject to possible redemption	$133,773,590	$4,226,410	$138,000,000
Ordinary shares	$4,668,155	$1,163,374	$5,831,529
Retained earnings (Accumulated deficit)	$331,850	$(5,389,784)	$(5,057,934)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(4,226,410)	$773,595

Statements of Operations for the three months ended September 30, 2020	As Previously Reported in Form 10-Q	Adjustment	As Restated
Basic and diluted net income (loss) per ordinary share – redeemable shares	$0.00	$(0.01)	$(0.01)
Basic and diluted net income (loss) per ordinary share – non-redeemable shares	$(0.05)	$0.04	$(0.01)

-	December 31, 2020

Balance Sheet as of December 31, 2020	As Previously Revised in Form 10-KT On June 9, 2021	Adjustment	As Restated
Ordinary shares subject to possible redemption	$131,251,050	$6,748.950	$138,000,000
Ordinary shares	$5,197,467	$(1,359,166)	$3,838,301
Accumulated deficit	$(197,458)	$(5,389,784)	$(5,587,242)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(6,748,950)	$(1,748,941)

Statements of Operations for the six months ended December 31, 2020	As Previously Revised in Form 10-KT On June 9, 2021	Adjustment	As Restated
Basic and diluted net income (loss) per ordinary share – redeemable shares	$0.00	$(0.03)	$(0.03)
Basic and diluted net income (loss) per ordinary share – non-redeemable shares	$(0.14)	$0.11	$(0.03)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying restated audited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated on consolidation.

The accompanying restated audited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KT for the year ended December 31, 2020 as filed with the SEC on June 9, 2021, which contains the audited financial statements and notes thereto.

The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting periods under ASC 480-10-S99. The Company’s financial statements as of December 31, 2020, and the unaudited interim financial statements as of February 24, March 31, June 30, and September 30, 2020 to correct the misstated previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and accompanying notes, as applicable. Note 2 - Restatement of Previously Issued Financial Statements further details the restatement of the Company’s previously issued financial statements for the periods mentioned (See Note 2).

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. The method would view the end of the reporting period as if it were also the redemption date for the security. At December 31, 2020, the ordinary shares reflected in the balance sheets is reconciled in the following table (See Note 2):

Gross proceeds	$138,000,000
Less: proceeds allocated to public warrants	(690,000)
Less: ordinary share issuance costs	(4,699,784)
Add: Accretion of carrying value to redemption value	5,389,784
Ordinary shares subject to possible redemption	$138,000,000

Offering Costs

Total offering costs amounted to $4,154,255, including fair value placed on the Representative’s Shares at $1,035,000, but excluding value placed Representative’s Warrants at $1,640,028 which is accounted for as warrant liabilities on the Company balance sheet. Of the total $4,154,255 transaction cost, the cash transaction costs amounted to $3,083,255, of which $2,415,000 was underwriting fees, including $402,500 deferred underwriting commission, payable at the consummation of the Business Combination, and $668,255 of other offering costs of legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. All of the transaction costs were charged to the equity of the Company upon completion of IPO.

Income Taxes

ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for redeemable ordinary shares, is calculated by dividing the interest income earned on the Trust Account at December 31, 2020.

For the six months ended December 31, 2020, net income (loss) divided by the weighted average number of redeemable ordinary shares of 13,800,000 outstanding for the period resulted in basic and diluted net income per ordinary share of $(0.03) (See Note 2).

For the six months ended as of December 31, 2020, net loss per ordinary share, basic and diluted for non-redeemable ordinary shares, is calculated by dividing the net income (loss), by the weighted average number of 3,903,500 non-redeemable ordinary shares outstanding for the periods, resulted in basic and diluted loss per ordinary share of $(0.03) (See Note 2).

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

The Company sold 350,000 Private Warrants and issued 690,000 Representative Warrants in connection to its IPO (together “Warrant”) (see Note 5 and Note 7). All of the Company’s outstanding Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the Warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

On November 5, 2021, the Company filed a proxy statement to hold a shareholders meeting on the 24th of November, 2022 to extend the consummation up to February 24, 2022 (See Note 2).

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

NOTE 8. DERIVATIVE WARRANT LIABILITIES

As of December 31, 2020, the Company had 350,000 Private Warrants outstanding and 690,000 Representative Warrants outstanding. The Private Warrants and Representative Warrants are recognized as warrant liabilities and subsequently measured at fair value.

The Private Warrants will be identical to the Public Warrants (see Note 11) underlying the Units being sold in the IPO, except that the Private Warrants and the ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

NOTE 9. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares, no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. As of December 31, 2020, there were no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of ordinary shares, no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share. As of December 31, 2020 and June 30, 2020, there were 13,800,000 and 13,800,000 ordinary shares, respectively, subject to redemption. As of December 31, 2020 and June 30, 2020 , there were 3,903,500 and 3,903,500 ordinary shares, respectively, issued and outstanding (See Note 2).

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

Warrants (both Public and Private Warrants) — Warrant underlying units sold in the IPO (the “Public Warrants”) may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) twelve (12) months from the Effective Date. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, franchise tax payable and notes payable to related party approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 9, the Company has concluded that its Private Warrants and Representative’s Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly the fair value of the Private Warrants and Representative’s Warrants were classified from Level 1 measurement to Level 3 measurement.

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

On May 20, 2021, the Company issued a press release (the “Press Release”) announcing that its sponsor, Double Venture Holdings Limited (the “Sponsor”), has requested that the Company extend the date by which the Company has to consummate a business combination from May 24, 2021 to August 24, 2021 (the “Extension”). The Extension is the first of up to two three-month extensions permitted under the Company’s governing documents. In connection with such Extension, the Sponsor has notified the Company that it intends to cause an aggregate of $1,380,000 to be deposited into the Company’s trust account on or before May 24, 2021. The Extension provides the Company with additional time to complete its proposed business combination with JHD Holdings (Cayman) Limited (“JHD”), an innovative merchant enablement platform serving lower-tier cities in China. On February 18, 2021, the Company and JHD announced the execution of a definitive business combination agreement. In accordance with the definitive business combination agreement executed between the Company and JHD, JHD agreed to loan to the Company a sum of $1,380,000 on the Sponsor’s behalf in order to support the Extension. Such loan will be non-interest bearing and will be payable upon the consummation of the proposed business combination. The transaction is expected to be completed by the first quarter of 2021, subject to, among other things, the approval of the transaction by the Company’s shareholders, satisfaction of the conditions stated in the definitive business combination agreement and other customary closing conditions, including that the U.S. Securities and Exchange Commission completes its review of the proxy statement/prospectus relating to the transaction, the receipt of certain regulatory approvals, and the approval by The Nasdaq Stock Market to list the securities of the combined company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Amendment No. 1 are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance on February 24, 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement as previously restated in our Original Filing. In addition, our management has concluded that our controls around the interpretation and accounting for certain complex features of Public Shares issued by the Company was not effectively designed or maintained resulting in the misclassification of Public Shares as permanent equity instead of temporary equity and changes to the Company's net income (loss) per share calculations that have been restated within this Form 10-K/A filing.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Public Shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

East Stone Acquisition Corporation

Dated: December 6, ,2021	By:	/s/ Xiaoma (Sherman) Lu
	Name:	Xiaoma (Sherman) Lu
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xiaoma (Sherman) Lu	Chief Executive Officer and Director	December 6, 2021
Xiaoma (Sherman) Lu	(Principal Executive Officer)

/s/ Chunyi (Charlie) Hao	Chief Financial Officer and Chairman	December 6, 2021
Chunyi (Charlie) Hao	(Principal Financial and Accounting Officer)

/s/ Sanjay Prasad	Director	December 6, 2021
Sanjay Prasad

/s/ Michael S. Cashel	Director	December 6, 2021
Michael S. Cashel

/s/ William Zielke	Director	December 6, 2021
William Zielke