Form 10-Q/A
period 2021-09-30
East Stone Acquisition Corp
filed 2021-12-07
CIK 1760683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of December 6, 2021 there were 7,065,178 shares of the registrant’s ordinary shares, no par value, issued and outstanding.

East Stone Acquisition Corporation

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020 (as restated)	1

	Unaudited Condensed Consolidated Statements of Operations for the Three Months ended September 30, 2021 and 2020 (as restated) and for the Nine Months ended September 30, 2021 and 2020	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three Months ended September 30, 2021 and 2020 (as restated) and Nine Months ended September 30, 2021 and 2020	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2021 and 2020	5

	Notes to Restated Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

SIGNATURES		36

i

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to East Stone Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of the Company as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable ordinary shares, no par value (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on February 24, 2020. Historically, a portion of the Public Shares was classified as permanent equity to maintain stockholders’ equity greater than $5 million on the basis that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”). Pursuant to such re-evaluation, the Company’s management has determined that the Public Shares include certain provisions that require classification of all of the Public Shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter.

Therefore, on November 23, 2021, the Company’s management and the audit committee of the Company’s board of directors concluded that (i) the Company’s audited financial statements as of December 31, 2020 in the Company’s Transition Report on Form 10-KT filed with the SEC on June 9, 2021, (ii) the Company’s unaudited financial statements as of March 31, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on June 11, 2021, (iii) the Company’s unaudited financial statements as of June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021, and (iv) the Company’s unaudited financial statements as of September 30, 2021 in the Original Filing (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company have restated its financial statements for the Affected Periods in this Amendment No. 1 to its Transaction Report on Form 10-KT/A (“Form 10-KT/A”) and this Amendment No. 1.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

The Company’s management has concluded that a material weakness remains in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in this Amendment No. 1.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1, Financial Statements,

Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,

Part I, Item 4, Controls and Procedures, and

Part II, Item 1A, Risk Factors.

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

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EAST STONE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(As Restated – See Note 2)
ASSETS
Current Assets
Cash	$56,267	$23,486
Prepaid expenses	80,250	88,887
Total current assets	136,517	112,373
Cash and investments held in Trust Account	141,604,421	138,833,973
TOTAL ASSETS	$141,740,938	$138,946,346

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$908,190	$60,687
Promissory note payable – related party	300,000	—
Extension loans – related party	2,760,000	—
Advance from related parties	186,514	—
Total current liabilities	4,154,704	60,687
Deferred underwriting commission	402,500	402,500
Derivative warrant liabilities	2,186,000	2,232,100
Total Liabilities	6,743,204	2,695,287

Commitments and Contingencies

Ordinary shares subject to possible redemption, no par value, 13,800,000 and 13,800,000 at September 30, 2021 and December 31, 2020, respectively, at redemption value of $10.00 per share	138,000,000	138,000,000

Shareholders’ Deficit
Preferred shares in class A, B, C, D, and E, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 3,903,500 and 3,903,500 shares issued and outstanding (excluding 13,800,000 and 13,800,000 shares subject to redemption) at September 30, 2021 and December 31, 2020, respectively	3,838,301	3,838,301
Accumulated deficit	(6,840,567)	(5,587,242)
Total Shareholders’ Deficit	(3,002,266)	(1,748,941)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$141,740,938	$138,946,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
		(As Restated – See Note 2)

Operating costs	$233,485	$207,868	$1,309,878	$474,278

Loss from operations	(233,485)	(207,868)	(1,309,878)	(474,278)
Change in fair value of derivative warrant liabilities	10,500	32,400	46,100	(166,872)
Interest earned on investments held in Trust Account	3,551	3,500	10,453	830,473
Net (loss) income	$(219,434)	$(171,968)	$(1,253,325)	$189,323

Weighted average shares outstanding of redeemable ordinary shares	13,800,000	13,800,000	13,800,000	13,800,000

Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$(0.07)	$0.01

Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500	3,903,500	3,903,500	3,741,333

Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$(0.07)	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – December 31, 2020 (restated – See Note 2)	3,903,500	$3,838,301	$(5,587,242)	$(1,748,941)

Net loss	—	—	(1,253,325)	(1,253,325)
Balance – September 30, 2021	3,903,500	$3,838,301	$(6,840,567)	$(3,002,266)

NINE MONTHS ENDED SEPTEMBER 30, 2020

	Ordinary Shares		Retained earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Deficit)	(Deficit)
Balance – December 31, 2019	3,450,000	$25,000	$(24,345)	$655

Sales of 13,800,000 Public Warrants, net of underwriting discount and offering expenses	—	666,501	—	666,501
Sales of 350,000 Private Units	350,000	3,500,000	—	3,500,000
Excess of cash received over fair value of private units	—	(353,200)	—	(353,200)
Issuance of Representative Shares and Warrants in connection with this sale of Units	103,500	—	—	—
Accretion of ordinary shares to redemption value	—	—	(5,389,784)	(5,389,784)
Net income	—	—	189,323	189,323
Balance – September 30, 2020	3,903,500	$3,838,301	$(5,224,806)	$(1,386,505)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – June 30, 2021 (restated – See Note 2)	3,903,500	$3,838,301	$(6,621,133)	$(2,782,832)

Net loss	—	—	(219,434)	(219,434)
Balance – September 30, 2021	3,903,500	$3,838,301	$(6,840,567)	$(3,002,266)

THREE MONTHS ENDED SEPTEMBER 30, 2020

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – June 30, 2020 (restated – See Note 2)	3,903,500	$3,838,301	$(5,052,838)	$(1,214,537)

Net loss	—	—	(171,968)	(171,968)
Balance –September 30, 2020 (restated – See Note 2)	3,903,500	$3,838,301	$(5,224,806)	$(1,386,505)

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

EAST STONE ACQUISITION CORPORATION

NOTES TO RESTATED UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On November 5, 2021, the Company filed with the SEC its definitive proxy statement on Schedule 14A for a special meeting of shareholders to be held on November 24, 2021, which includes a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022. On November 24, 2021, the shareholders approved the Company extension to February 24, 2022 by approving the amendment of the Company’s Amended and Restated Memorandum and Articles of Association.

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

On November 24, 2021, the Company called a shareholders meeting to approve the extension from November 24, 2021 to February 24, 2022. As the result of the extension into February 24, 2022, the scheduled liquidation date of the Company, the Company will have close to three months to complete Business Combination. With such extension approved, it is not guaranteed the Company may consummate a Business Combination by February 24, 2022. The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through February 24, 2022, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  On May 21, 2021 and August 20, 2021, the Company extended the date by which the Company has to consummate a Business Combination from May 24, 2021 to August 24, 2021, and from August 24, 2021 to November 24, 2021, respectively. On November 24, 2021, the Company held a special meeting of shareholders and approved to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from November 24, 2021 to February 24, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 10,534,895 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 24, 2021, and if a further extension to February 24, 2022 is not approved by the Company’s shareholders, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 24, 2021.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Previously, the Company considered redeemable shares as part of permanent equity to the extent that such shares would cause equity to be not less than $5,000,001. Effective with these financial statements, the Company restated this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable ordinary shares as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 10-Q with the SEC filed on November 15, 2021 for reporting date September 30, 2021.

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

The Company will present this restatement in a prospective manner in all future filings. Under this approach, the previously issued IPO Balance Sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided. The impact of the restatement on the Company’s financial statements is reflected in the following table.

-	September 30, 2020

Balance Sheet as of September 30, 2020	As Previously Reported in Form 10-Q	Adjustment	As Restated
Ordinary shares subject to possible redemption	$133,773,590	$4,226,410	$138,000,000
Ordinary shares	$4,668,155	$1,163,374	$5,831,529
Retained earnings (Accumulated deficit)	$331,850	$(5,389,784)	$(5,057,934)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(4,226,410)	$773,595

-	September 30, 2020

Statements of Operations for the three months ended September 30, 2020	As Previously Reported in Form 10-Q	Adjustment	As Restated
Basic and diluted net income (loss) per ordinary share – redeemable shares	$0.00	$(0.01)	$(0.01)
Basic and diluted net loss per ordinary share – non-redeemable shares	$(0.05)	$0.04	$(0.01)

-	December 31, 2020

Balance Sheet as of December 31, 2020	As Previously Revised in Form 10-KT On June 9, 2021	Adjustment	As Restated
Ordinary shares subject to possible redemption	$131,251,050	$6,748.950	$138,000,000
Ordinary shares	$5,197,467	$(1,359,166)	$3,838,301
Accumulated deficit	$(197,458)	$(5,389,784)	$(5,587,242)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(6,748,950)	$(1,748,941)

-	March 31, 2021

Balance Sheet as of March 31, 2021	As Previously Reported in Form 10-Q	Adjustment	As Restated
Ordinary shares subject to possible redemption	$131,161,240	$6,838,760	$138,000,000
Ordinary shares	$5,287,277	$(1,448,976)	$3,838,301
Accumulated deficit	$(287,272)	$(5,389,784)	$(5,677,056)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(6,838,760)	$(1,838,755)

Statements of Operations For the three months ended March 31, 2021	As Previously Reported in Form 10-Q	Adjustment	As Restated
Basic and diluted net income (loss) per ordinary share – redeemable shares	$0.00	$(0.01)	$(0.01)
Basic and diluted net loss per ordinary share – non-redeemable shares	$(0.02)	$0.01	$(0.01)

-	June 30, 2021

Balance Sheet as of June 30, 2021	As Previously Reported in Form 10-Q	Adjustment	As Restated
Ordinary shares subject to possible redemption	$130,217,160	$7,782,840	$138,000,000
Ordinary shares	$6,231,357	$(2,393,056)	$3,838,301
Accumulated deficit	$(1,231,349)	$(5,389,784)	$(6,621,133)
Total Stockholders’ Equity (Deficit)	$5,000,008	$(7,782,840)	$(2,782,832)

Statements of Operations For the three months ended June 30, 2021	As Previously Reported in Form 10-Q	Adjustment	As Restated
Basic and diluted net income (loss) per ordinary share – redeemable shares	$0.00	$(0.05)	$(0.05)
Basic and diluted net loss per ordinary share – non-redeemable shares	$(0.24)	$0.19	$(0.05)

Statements of Operations For the six months ended June 30, 2021	As Previously Reported in Form 10-Q	Adjustment	As Restated
Basic and diluted net income (loss) per ordinary share – redeemable shares	$0.00	$(0.06)	$(0.06)
Basic and diluted net loss per ordinary share – non-redeemable shares	$(0.27)	$0.21	$(0.06)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KT for the year ended December 31, 2020 as filed with the SEC on June 9, 2021, which contains the audited financial statements and notes thereto, and with the Company’s Annual Report on Form 10-KT/A for the year ended December 31, 2020 as filed with SEC on December 6, 2021, which contains restatement of previously issued misstated financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

At September 30, 2021 and December 31, 2020, the ordinary shares reflected in the balance sheets is reconciled in the following table (See Note):

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by November 24, 2021, and if a further extension to February 24, 2022 is not approved by the Company’s shareholders, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 24, 2021.

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

Public Shares Subject to Possible Redemption

We account for Public Shares subject to possible redemption in accordance with the guidance in FASB ASC 480 “Distinguishing Liabilities from Equity.” Public Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Public Shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Public Shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 17,703,500 Public Shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the balance sheet.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Amendment No. 1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Our Certifying Officers performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Public Shares. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Amendment No. 1 to the Transition Report on Form 10-KT/A and our preliminary prospectus/proxy statement in connection with the Business Combination with JHD filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 17, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 14, 2021 and incorporated by reference herein.

(3)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2020 and incorporated by reference herein.

(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 25, 2021 and incorporated by reference herein.

(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 15, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

East Stone Acquisition Corporation

Date: December 6, 2021	By:	/s/ Xiaoma (Sherman) Lu
		Name:	Xiaoma (Sherman) Lu
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: December 6, 2021	By:	/s/ Chunyi (Charlie) Hao
		Name:	Chunyi (Charlie) Hao
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)