Form 10-K
period 2021-12-31
East Stone Acquisition Corp
filed 2022-04-15
CIK 1760683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, as reported on the Nasdaq Capital Market, was $142,132,785. Ordinary shares held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding voting and non-voting ordinary shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 15, 2022, there were 7,168,605 ordinary shares, no par value, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this Report (as defined below):

●	references to “East Stone,” “we,” “us,” “the Company” or “our company” refer to East Stone Acquisition Corporation, a BVI business company with limited liability;

●	references to our “anchor investors” refer to Hua Mao and Cheng Zhao, who purchased our anchor units;

●	references to our “anchor units” refer to an aggregate of 108,000 units we sold to the anchor investors simultaneously with the closing of our initial public offering;

●	references to the “Business Combination Agreement” refer to that certain business combination agreement, entered by and among the Company, JHD and other parties named therein, on February 16, 2021, as amended;

●	references to the “BVI” refer to the British Virgin Islands;

●	references to the “Companies Act” and the “Insolvency Act” refer to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003 of the British Virgin Islands, respectively and in each case as amended;

●	references to “founder shares” refer to the 3,450,000 ordinary shares initially issued to the initial shareholders in connection with our initial public offering;

●	references to “GAAP” refer to the accounting principles generally accepted in the United States of America;

●	references to “I-Bankers” refer I-Bankers Securities, Inc.;

●	references to the “I-Bankers units” or “representative units” refer to the 75,000 private units we sold privately to I-Bankers and/or its designees simultaneously with the closing of our initial public offering;

●	references to the “IFRS” refer to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;;

●	references to our “initial public offering” and “IPO” refer to the initial public offering that was consummated by the Company on February 24, 2020;

●	references to our “initial shareholders” refer to our sponsor, Navy Sail International Limited, a BVI business company with limited liability, of which our Chairman and Chief Financial Officer, Mr. Chunyi (Charlie) Hao, is the sole director, and any of our officers or directors that hold founder shares;

●	references to our “insider units” refer to the 167,000 units we sold privately to our sponsor and/or its designees simultaneously with the closing of our initial public offering;

●	references to our “JHD” refer JHD Holdings (Cayman) Limited, a Cayman Islands company, our acquisition target with whom, together with other parties as described herein, we entered into a Business Combination Agreement on February 16, 2021, as amended;

●	references to our “management” or our “management team” refer to our officers and directors;

●	references to “private units” and “private placement units”) refer to the insider units, the anchor units and the I-Bankers units;

●	references to “ordinary shares” refer to the ordinary shares of no par value in our company;

●	references to “private shares,” “private rights” and “private warrants” refer to the ordinary shares, rights and warrants, respectively, included within the private units;

●	references to “public rights” refer to the rights sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	references to our “public shares” refer to ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and references to “public shareholders” refer to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	references to our “public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	references to “public units” refer to the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	references to the “Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	references to our “rights” refers to the rights sold as part of the units in our initial public offering as well as the concurrent private placement;

●	references to the “SEC” are to the U.S. Securities and Exchange Commission;

●	references to our “sponsor” refer to Double Ventures Holdings Limited, a BVI business company with limited liability, the sole director of which is Chunyi (Charlie) Hao, our Chairman and Chief Financial Officer;

●	references to “Transactions” refer to the transactions as contemplated by the Business Combination Agreement with JHD;

●	references to “Transition Report” refer to the Transition Report on Form 10-KT as of and for the period ended December 31, 2020, as filed with the SEC on June 9, 2021 and as amended on December 7, 2021;

●	references to our “warrants” refer to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants underlying units issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial business combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS SUMMARY

This Report, including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination with JHD or any other initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	the ability to recognize the anticipated benefits of our initial business combination which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	risks relating to acquiring and operating a business outside of the United States;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	our financial performance; and

●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere herein.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. For any risks associated with the Transactions, you are advised to read the Registration Statement on Form S-4 (including a preliminary proxy statement/prospectus), and amendments thereto, initially filed by JHD with the SEC on June 28, 2021 (File No. 333-257485) in connection with the Transactions.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated as a British Virgin Islands business company and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our “initial business combination.” Although we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination, we intend to focus on businesses primarily operating in the financial services industry or businesses providing technological services to the financial industry, commonly known as “fintech,” in North America and Asia-Pacific.

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

Change in Fiscal Year-End

On June 4, 2021, our board of directors approved the change in our fiscal year end from June 30 to December 31. As required, the Company filed a Transition Report with the SEC on June 9, 2021, as amended on December 7, 2021, covering the transition period from July 1, 2020 to December 31, 2020.

Ufin Business Combination

On November 9, 2020, we entered into an Amended and Restated Business Combination Agreement (the “Ufin Agreement”) with Ufin Holdings Limited, a Cayman Islands exempted company (“Ufin”), Ufin Tek Limited, a British Virgin Islands business company (“Ufin Pubco”), Ufin Mergerco Limited, a British Virgin Islands business company and a wholly-owned subsidiary of Pubco (“Ufin Merger Sub”), Xiaoma (Sherman) Lu, an individual, in the capacity as the Purchaser Representative thereunder, Yingkui Liu, in the capacity as the Seller Representative thereunder, and Ufin Investment Limited, a British Virgin Islands business company and the sole holder of Ufin’s outstanding capital shares (the “Ufin Seller”, together with our company, Ufin, Ufin Pubco, Ufin Merger Sub, Sherman Xiaoma Lu, Yingkui Liu and Ufin Seller, the “Ufin Parties”) for a proposed business combination.

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

JHD Business Combination

On February 16, 2021, we entered into a business combination agreement (the “Original Agreement”) with Navy Sail International Limited, a British Virgin Islands company (“Navy Sail”), as Purchaser Representative, JHD Technologies Limited, a Cayman Islands company (“Pubco”), Yellow River MergerCo Limited, a British Virgin Islands company and a wholly-owned subsidiary of Pubco (“Merger Sub”), JHD, Yellow River (Cayman) Limited, a Cayman Islands company (the “Primary Seller”), and each of the holders of JHD’s capital shares that become parties to the Original Agreement after the date hereof by executing and delivering to the Purchaser, Pubco and JHD a joinder agreement (each individually, a “Seller”, and collectively with the Primary Seller, the “Sellers”), and our sponsor, solely with respect to Sections 10.3 and Articles XII and XIII thereof, as applicable. On September 13, 2021 and October 7, 2021, the parties to the Original Agreement entered into that certain Amended and Restated Business Combination Agreement and Second Amended and Restated Business Combination Agreement (as amended on November 12, 2021), respectively.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the Transactions (the “Closing”), (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”), as a result of which, (i) the Company will become a wholly-owned subsidiary of Pubco and (ii) each issued and outstanding security of the Company immediately prior to the effective time (as defined in the Business Combination Agreement) will no longer be outstanding and will automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (b) Pubco will acquire all of the issued and outstanding capital shares of JHD from the Sellers in exchange for ordinary shares of Pubco (the “Share Exchange”, and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

The Business Combination Agreement and related agreements are further described in the Form 8-Ks filed by our Company on February 18, 2021, September 17, 2021, October 14, 2021 and November 26, 2021. The foregoing description of the Business Combination Agreement is qualified in its entirety by reference to the complete text of the Business Combination Agreement, a copy of which was attached as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 10, 2021 and is incorporated herein by reference.

Effective May 24, 2021, the Company extended the date by which the Company had to consummate a business combination from May 24, 2021 to August 24, 2021 (the “Extension”). The Extension was the first of up to two three-month extensions permitted under the Company’s governing documents and provided the Company with additional time to complete its proposed business combination with JHD. In accordance with the Business Combination Agreement, JHD agreed to loan to the Company a sum of $1,380,000 on the Sponsor’s behalf in order to support the Extension. Such loan is non-interest bearing and will be payable upon the consummation of the proposed business combination.

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

On February 24, 2022, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial business combination from February 24, 2022 to August 24, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 361 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $3,704 (approximately $10.26 per share) to redeeming shareholders.

The closing of the Transactions are subject to, among other things, the approval of the transaction by the Company’s shareholders, satisfaction of the conditions stated in the definitive business combination agreement and other customary closing conditions, including that the SEC completes its review of the proxy statement/prospectus relating to the Transactions, the receipt of certain regulatory approvals, and the approval by The Nasdaq Stock Market to list the securities of the combined company.

On each of May 21, 2021 and August 20, 2021, an aggregate of $1,380,000 and $1,380,000, respectively, was deposited by JHD into the Trust Account for the Company’s public shareholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination to November 24, 2021. Up to two three-month extensions were permitted under Company’s Amended and Restated Memorandum and Articles of Association and provides the Company with additional time to complete its proposed Business Combination with JHD. JHD agreed to loan to the Company a sum of $2,760,000 on the Sponsor’s behalf in order to support the extension. Such loan was non-interest bearing and would be payable upon the consummation of the proposed Business Combination. Other than as specifically discussed, this Report does not assume the Closing of the Transactions.

Backstop and Founder Share Transfer Arrangements

On November 12, 2021, the Company entered into certain forward share purchase agreements (the “FPA”) with Sea Otter Securities (“Sea Otter”), Stichting Juridisch Eigendom Mint Tower Arbitrage Fund (“Mint Tower”), Glazer Special Opportunity Fund I, LP (“Glazer”) and Meteora Capital Partners, LP (“Meteora” and, together with Sea Otter, Mint Tower, and Glazer, the “Backstop Investors”), which provided that such investors will not redeem shares that they each hold up to an aggregate of 2,923,974 shares, in connection with the proposal to extend the date by which the Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022 (the “November Extension”) and the proposed Merger with JHD, and instead would each either hold such shares for a period of time following the consummation of the Merger, at which time they will each have the right to sell them to the Company at $10.41 per share, or will sell such shares on the open market during such time period at a market price of at least $10.26 per share.

In connection with the above-mentioned arrangements, the sponsor entered into certain share transfer agreements (the “Founder Share Transfer Agreements”) with the Backstop Investors to transfer to the Backstop Investors an aggregate of 399,996 founder shares to be transferred to such investors. Of such amount, an aggregate of 135,000 founder shares were transferred to the Backstop Investors in connection with the November Extension, and an aggregate of up to 264,996 founder shares will be transferred to the Backstop Investors contemporaneously with the Business Combination. Any founder shares transferred pursuant to these arrangements will be subject to the same rights and obligations as the remaining founder shares held by the sponsor, including certain registration rights and the obligations to (a) vote any founder shares held by the Backstop Investors in favor of the Business Combination, and (b) subject any founder shares held by them to the same lock-up restrictions as the founder shares held by our sponsor.

On November 12, 2021, JHD, Pubco, Primary Seller, the Company, the sponsor, Navy Sail, Chunyi (Charlie) Hao, and Xiaoma (Sherman) Lu (Messers Hao and Lu, collectively with Navy Sail and the sponsor, the “Primary Initial Shareholders”) entered into an amendment (the “Letter Agreement Amendment”) to the Letter Agreement Regarding Forfeiture of Founder Shares, dated February 16, 2021 (the “Founder Share Letter”) by and among JHD, the Company, the sponsor, Navy Sail, Chunyi (Charlie) Hao and Xiaoma (Sherman) Lu.

The Founder Share Letter provided, inter alia, that up to 1,725,000 ordinary shares (the “Forfeiture Shares”) would be subject to forfeiture in the event that the Company did not have at least $100 million in cash at the Closing, with the number of such shares to be forfeit determined on a sliding scale depending upon the amount of the cash shortfall, if any, with the entire amount of the 1,725,000 shares subject to forfeiture if the Company’s cash at closing was $70 million or less. Under the terms of the Letter Agreement Amendment, the Company, the Primary Initial Shareholders, JHD Holdings Limited, Pubco and the Primary Seller have agreed that the 1,725,000 Forfeiture Shares would be exchanged for an equivalent number of Pubco ordinary shares (“Forfeiture Replacement Shares”) at the Closing and that such Forfeiture Replacement Shares would be distributed as follows: (A) 138,000 Forfeiture Replacement Shares to the Primary Seller, (B) to Glazer, Sea Otter and Mint Tower, up to 450,000 Forfeiture Replacement Shares in consideration for their having entered into the FPA and the Founder Share Transfer Agreements and (C) out of the remaining Forfeiture Replacement Shares, (i) to a shareholder of the sponsor who is not a director or officer of the Purchaser) up to 500,000 Forfeiture Replacement Shares and (ii) to the extent of any remaining Forfeiture Replacement Shares (a) 50% to Chunyi (Charlie) Hao and Xiaoma (Sherman) Lu and (b) 50% to the Primary Seller.

The Forfeiture Replacement Shares being delivered to the Backstop Investors and to the Primary Seller are not subject to the forfeiture calculations under the Founder Share Letter (as amended by the Letter Agreement Amendment), however the calculation of any Forfeiture Replacement Shares to be distributed to the shareholder of the sponsor or to Chunyi (Charlie) Hao, Xiaoma (Sherman) Lu and the Primary Seller under (C) above will be subject to the forfeiture calculations. To the extent that the forfeiture calculation results in less than all of the remaining founder shares subject to the arrangement (1,725,000) being distributed pursuant to the terms of the preceding paragraph, the remainder of such shares shall remain with the Primary Initial Shareholders.

On January 31, 2022, certain of the Backstop Investors entered into certain new agreements (the “February 2022 Founder Share Transfer Agreements”) with the Sponsor to support a proposal to extend the date by which the Company has to consummate a Business Combination from February 24, 2022 to August 24, 2022 (the “February Extension”). Pursuant to February 2022 Founder Share Transfer Agreements, such Backstop Investors agreed to not request redemption of an aggregate of up to 600,000 ordinary shares of East Stone in connection with the February Extension. In connection therewith, our sponsor agreed to transfer to such Backstop Investors an aggregate of (i) 180,000 founder shares on or prior to the February 24, 2022 special meeting of shareholders to approve the February Extension, and (ii) 60,000 founder shares for each month past May 24, 2022 that the Business Combination has not yet closed, for a total of up to 360,000 founder shares to be received by such Backstop Investors to support the February Extension. The FPA terminated by their terms on February 24, 2022.

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

Acquisition Criteria

We identify companies that have compelling market presence and a combination of the following characteristics. We use these criteria and guidelines in evaluating acquisition opportunities, including JHD, but we may decide to enter our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe have the following attributes:

●	Strong and noticeable presence in its market. We focus on investment in an industry segment that has a noticeable presence in its market;

●	First mover in its niche market. When pursuing our business combination, we look for targets that are early leaders in their niche market and which set trends in their products and/or services;

●	Differentiated products or services. A company with differentiated products or services offers investors a long-term investment opportunity and we certainly spend time and resources to assess our business combination in this regard;

●	Seasoned management team. We spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment and/or upgrade the team over time if needed;

●	Widely-applicable technology & scalable model offering appealing growth potential. Our management believes that technology-driven solutions that are widely applicable and scalable have a unique window of opportunity to create advantages that will grow with the industry;

●	Stable and reputable customer base. We seek target businesses that have a stable and reputable customer base, with systematic advantages which are generally able to employ risk management measures to endure economic downturns, industry consolidation, changing business preferences and other unfavorable business environments that may negatively impact their customers, suppliers and competitors.

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

Financial Position

With a trust account in the amount of $33,504,825 as of December 31, 2021 and $33,505,084 as of April 13, 2022, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. This amount is after payments of $402,500 to the underwriters in our initial public offering for deferred underwriting commissions and $3,795,000 to I-Bankers, the representative of the underwriters, for certain business combination-related advisory fees. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

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

For more information on the financing arrangements related to the Transactions, please see the Business Combination Agreement and the agreement under “—Backstop and Founder Shares Arrangements” of this item.

Sources of Target Businesses

We have received and may continue to receive a number of proprietary transaction opportunities to originate as a result of the business relationships, direct outreach, and deal sourcing activities from the network built up by our management team and by the members of our Board. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including our business combination with JHD in which Xiaoma (Sherman) Lu and Michael Cashel have been appointed as Purchaser Directors pursuant to the Business Combination Agreement, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that, so long as our securities are listed on Nasdaq, our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any deferred underwriting commissions, certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, our management have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of JHD was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

Although we may seek shareholder approval before we effect our initial business combination, such as with JHD, we may not do so for business or legal reasons (so long as such transaction does not require shareholder approval under the Companies Act or the rules of Nasdaq). Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether we expect shareholder approval would be required under the Companies Act for each such transaction.

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

Ability to Extend Time to Complete Business Combination

On November 24, 2021, we held a special meeting of shareholders and approved to amend our Amended and Restated Memorandum and Articles of Association to extend the date by which we have to consummate an initial business combination from November 24, 2021 to February 24, 2022.

On February 24, 2022, we held a special meeting of shareholders and approved to amend our Amended and Restated Memorandum and Articles of Association to extend the date by which we have to consummate an initial business combination from February 24, 2022 to August 24, 2022.

Redemption Rights for Public Shareholders upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. As of April 13, 2022, the amount in the trust account was approximately $10.27 per share (which reflects an increase by approximately $0.20 per share as a result of our sponsor electing to extend such date to consummate a business combination, as described in more detail elsewhere in this Report). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by certain advisory fees we will pay to I-Bankers. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

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

If we seek shareholder approval, we will consummate our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares, private shares and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination. As a result, we would not need any public shares sold in our initial public offering to be voted in favor of a transaction in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the consummation of our initial business combination.

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

Tendering Share Certificates in Connection With a Tender Offer or Redemption Rights

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s Deposit/Withdrawal At Custodian (“DWAC”) System, at the holder’s option. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

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

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target by August 24, 2022.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination by August 24, 2022. We may not be able to find a suitable target business and consummate our initial business combination by such dates. If we are unable to consummate our initial business combination by August 24, 2022, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

However, if our initial shareholders, or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our rights and warrants, which will expire worthless in the event we do not consummate our initial business combination by August 24, 2022. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.27 (based on the trust account balance as of April 13, 2022). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than $10.00, plus interest (net of taxes payable, and less up to $50,000 of interest to pay liquidation expenses).

Although we have sought and will continue to seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor and our officers agreed that they will be liable to us, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, our sponsor may not be able to satisfy those obligations. Other than as described above, none of our other officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. We have not independently verified whether our sponsor has sufficient funds to satisfy his indemnity obligations and believe that our sponsor’s only assets are securities of our company. We believe the likelihood of our sponsor having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

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

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we had access to up to approximately $38,585 not placed in the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by August 24, 2022, (ii) if they redeem their shares in connection with an initial business combination that we consummate or (iii) if they redeem their shares in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 24, 2022 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

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

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary and intend to continue doing so to our affairs until we have completed our initial business combination. The amount of time they devote in any time period will vary based on the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, GAAP, or IFRS and the historical financial statements must be audited in accordance with the standards of PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our time frame.

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

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	past performance by our management team or their respective affiliates may not be indicative of our performance;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain additional financing to complete our initial business combination;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination;

●	your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash;

●	if we seek shareholder approval of our initial business combination, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote;

●	the ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least August 24, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●	an active market for our public securities may not develop, or our public securities could be de-listed, and as a result you could be subject to limited liquidity and trading;

●	the requirement that we consummate an initial business combination by August 24, 2022 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders;

●	our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets;

●	if a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering shares, such shares may not be redeemed;

●	you will not be entitled to protections normally afforded to investors of many other blank check companies;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by the entity’s lack an established record of revenue, cash flows and experienced management;

●

our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern for liquidity and we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by August 24, 2022;

●	our independent registered public accounting firm’s report states a low cash balance on the Company consolidated balance sheet and Mr. Chunyi (Charlie) Hao, our chief financial officer, may not keep on fulfilling his obligation to provide additional loan to the Company per promissory note between the Company and Mr. Hao, which could cause liquidation of the Company;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, such as JHD, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●

our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our ordinary share or may make it more difficult for us to consummate an initial business combination;

●	since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary share at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless; and

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

For a further discussion of risks relating to our business and securities, see the section titled “Risk Factors” in our Transition Report. For any risks associated with the Transactions, you are advised to read the Registration Statement on Form S-4 (including a preliminary proxy statement/prospectus), and amendments thereto, initially filed by JHD with the SEC on June 28, 2021 (File No. 333-257485) in connection with the Transactions.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

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

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, ordinary shares, warrants and rights are each traded on the Nasdaq Capital Market under the symbols “ESSCU,” “ESSC”, “ESSCW” and “ESSCR,” respectively. Our units commenced public trading on February 20, 2020, and our ordinary shares, warrants and rights commenced public trading on March 17, 2020.

(b)	Holders

On April 15, 2022, there were 5 holders of record of our units, 14 holders of record of our ordinary shares, 1 holder of record of our warrants and 1 holder of record of our rights.

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

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

Termination of Agreement with Ufin

On February 15, 2021, the Company entered into a letter termination agreement with Ufin to terminate the Ufin Agreement. In accordance such letter agreement, upon execution and delivery of the letter agreement all of the rights and obligations of the Ufin Parties under the Ufin Agreement ceased (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, termination and general provisions) without any liability on the part of any party or any of their respective representatives.

Business Combination Agreement with JHD

On February 16, 2021, we entered into a business combination agreement (the “Original Agreement”) with Navy Sail International Limited, a British Virgin Islands company (“Navy Sail”), as Purchaser Representative, JHD Technologies Limited, a Cayman Islands company (“Pubco”), Yellow River MergerCo Limited, a British Virgin Islands company and a wholly-owned subsidiary of Pubco (“Merger Sub”), JHD, Yellow River (Cayman) Limited, a Cayman Islands company (the “Primary Seller”), and each of the holders of JHD’s capital shares that become parties to the Original Agreement after the date hereof by executing and delivering to the Purchaser, Pubco and JHD a joinder agreement (each individually, a “Seller”, and collectively with the Primary Seller, the “Sellers”), and our sponsor, solely with respect to Sections 10.3 and Articles XII and XIII thereof, as applicable. On September 13, 2021 and October 7, 2021, the parties to the Original Agreement entered into that certain Amended and Restated Business Combination Agreement and Second Amended and Restated Business Combination Agreement (as amended on November 12, 2021), respectively.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the Closing, (a) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, as a result of which, (1) the Company shall become a wholly-owned subsidiary of Pubco and (ii) each issued and outstanding security of the Company immediately prior to the effective time (as defined in the Business Combination Agreement) shall no longer be outstanding and shall automatically be cancelled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (b) Pubco will acquire all of the issued and outstanding capital shares of JHD from the Sellers in exchange for ordinary shares of Pubco.

The Business Combination Agreement and related agreements are further described in the Form 8-Ks filed by our Company on February 18, 2021, September 17, 2021, October 14, 2021 and November 26, 2021. The foregoing description of the Business Combination Agreement is qualified in its entirety by reference to the complete text of the Business Combination Agreement, a copy of which was attached as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 10, 2021 and is incorporated herein by reference.

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

Related Party Loans

As of December 31, 20221, our Chief Financial Officer and one of the initial shareholders, Mr. Chunyi (Charlie) Hao, has loaned to the Company $350,000, the Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, or converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit (the “Working Capital Units”).

Effective May 24, 2021 and August 24, 2021, the Company extended the date by which the Company has to consummate a business combination from May 24, 2021 to August 24, 2021, and from August 24, 2021 to November 24, 2021, respectively (the “Extensions”). The Extensions are up to two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its proposed business combination with JHD. In accordance with the Business Combination Agreement, JHD has loaned to the Company a sum of $2,760,000 on the sponsor’s behalf in order to support the Extension. Such loan is non-interest bearing and will be payable upon the consummation of the proposed business combination. Effective February 24, 2022, the Company extended the date by which the Company has to consummate a business combination from February 24, 2022 to August 24, 2022 without involving cash payment into trust account.

As of December 31, 2021, Yellow River Asset Management, an affiliate of JHD (“Yellow River”), and the Company signed a promissory note in which Yellow River agreed to loan to the Company a sum of $200,000. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial Business Combination and its winding up. As of December 31, 2021, the Company had drawn down an aggregate of $200,000.

Backstop and Founder Share Transfer Arrangements

On November 12, 2021, the Company entered into certain FPA with Sea Otter, Mint Tower, Glazer and Meteora, which provided that such investors will not redeem shares that they each hold up to an aggregate of 2,923,974 shares, connection with the proposal for the November Extension and the proposed Merger with JHD, and instead would each either hold such shares for a period of time following the consummation of the Merger, at which time they will each have the right to sell them to the Company at $10.41 per share, or will sell such shares on the open market during such time period at a market price of at least $10.26 per share.

In connection with the above-mentioned arrangements, the sponsor entered into certain Founder Share Transfer Agreements with the Backstop Investors to transfer to the Backstop Investors an aggregate of 399,996 founder shares to be transferred to such investors. Of such amount, an aggregate of 135,000 founder shares were transferred to the Backstop Investors in connection with the November Extension, and an aggregate of up to 264,996 founder shares will be transferred to the Backstop Investors contemporaneously with the Business Combination. Any founder shares transferred pursuant to these arrangements will be subject to the same rights and obligations as the remaining founder shares held by the sponsor, including certain registration rights and the obligations to (a) vote any founder shares held by the Backstop Investors in favor of the Business Combination, and (b) subject any founder shares held by them to the same lock-up restrictions as the founder shares held by our sponsor.

On November 12, 2021, JHD, Pubco, Primary Seller, the Company, the sponsor, Navy Sail, Chunyi (Charlie) Hao, and Xiaoma (Sherman) Lu (Messers Hao and Lu, collectively with Navy Sail and the sponsor, the “Primary Initial Shareholders”) entered into a Letter Agreement Amendment to the Founder Share Letter by and among JHD, the Company, the sponsor, Navy Sail, Chunyi (Charlie) Hao and Xiaoma (Sherman) Lu.

The Founder Share Letter provided, inter alia, that up to 1,725,000 Forfeiture Shares would be subject to forfeiture in the event that the Company did not have at least $100 million in cash at the Closing, with the number of such shares to be forfeit determined on a sliding scale depending upon the amount of the cash shortfall, if any, with the entire amount of the 1,725,000 shares subject to forfeiture if the Company’s cash at closing was $70 million or less. Under the terms of the Letter Agreement Amendment, the Company, the Primary Initial Shareholders, JHD Holdings Limited, Pubco and the Primary Seller have agreed that the 1,725,000 Forfeiture Shares would be exchanged for an equivalent Forfeiture Replacement Shares at the Closing and that such Forfeiture Replacement Shares would be distributed as follows: (A) 138,000 Forfeiture Replacement Shares to the Primary Seller, (B) to Glazer, Sea Otter and Mint Tower, up to 450,000 Forfeiture Replacement Shares in consideration for their having entered into the FPA and the Founder Share Transfer Agreements and (C) out of the remaining Forfeiture Replacement Shares, (i) to a shareholder of the sponsor who is not a director or officer of the Purchaser) up to 500,000 Forfeiture Replacement Shares and (ii) to the extent of any remaining Forfeiture Replacement Shares (a) 50% to Chunyi (Charlie) Hao and Xiaoma (Sherman) Lu and (b) 50% to the Primary Seller.

The Forfeiture Replacement Shares being delivered to the Backstop Investors and to the Primary Seller are not subject to the forfeiture calculations under the Founder Share Letter (as amended by the Letter Agreement Amendment), however the calculation of any Forfeiture Replacement Shares to be distributed to the shareholder of the sponsor or to Chunyi (Charlie) Hao, Xiaoma (Sherman) Lu and the Primary Seller under (C) above will be subject to the forfeiture calculations. To the extent that the forfeiture calculation results in less than all of the remaining founder shares subject to the arrangement (1,725,000) being distributed pursuant to the terms of the preceding paragraph, the remainder of such shares shall remain with the Primary Initial Shareholders.

On January 31, 2022, certain of the Backstop Investors entered into the February 2022 Founder Share Transfer Agreements with the Sponsor to support a proposal for the February Extension. Pursuant to February 2022 Founder Share Transfer Agreements, such Backstop Investors agreed to not request redemption of an aggregate of up to 600,000 ordinary shares of East Stone in connection with the February Extension. In connection therewith, our sponsor agreed to transfer to such Backstop Investors an aggregate of (i) 180,000 founder shares on or prior to the February 24, 2022 special meeting of shareholders to approve the February Extension, and (ii) 60,000 founder shares for each month past May 24, 2022 that the Business Combination has not yet closed, for a total of up to 360,000 founder shares to be received by such Backstop Investors to support the February Extension. The FPA terminated by their terms on February 24, 2022.

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

On February 24, 2022, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial business combination from February 24, 2022 to August 24, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 361 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $3,704 (approximately $10.26 per share) to redeeming shareholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 9, 2018 (inception) through December 31, 2021 were organizational activities, those necessary to consummate the initial public offering and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the initial public offering. We keep on incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the years ended December 31, 2021 and 2020, respectively, we had net loss of $4,891,067 and $173,113, respectively, which consists of operating costs of $2,059,243 and $768,214, initial recognition of forward share purchase of $3,723,000, increase in fair value of derivative warrant liabilities of $775,900 and $238,872 respectively, offset by decrease in fair value of derivative forward share purchase of $1,654,000, and interest income of $13,076 and $833,973 on marketable securities held in a trust account in the United States at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee (“trust account”).

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

In connection with the initial public offering and the private placement, a total of $138,000,000 was placed in the trust account. The total transaction costs relating to the initial public offering amounted to $4,154,255, including value placed on the Representative’s Shares at $1,035,000, but excluding value placed Representative’s Warrants at $1,640,028 which is accounted for as derivative warrant liability on the Company’s consolidated balance sheet. Of the amount $4,154,255, $3,083,255 was cash costs of the transaction, consisting of $2,415,000 of underwriting fees, of which $402,500 has been deferred to the consummation of the Business Combination, and $668,255 of other offering costs.

As of December 31, 2021, we had marketable securities held in the trust account of $33,504,825 (including $2,760,000 deposited for the two three-month extensions from May 24, 2021 to November 24, 2021) consisting of U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market. Interest income on the balance in the trust account may be used by us to pay taxes. In November 2021, the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders.

We intend to use substantially all of the net proceeds of the initial public offering and the sale of the Private Placement Units, including the funds held in the trust account (excluding any deferred underwriting commissions and certain advisory fees to I-Bankers, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock are used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of December 31, 2021, we had cash of $38,585 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate an initial business combination.

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through August 24, 2022, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  On May 21, 2021 and August 20, 2021, the Company extended the date by which the Company has to consummate a Business Combination from May 24, 2021 to August 24, 2021, and from August 24, 2021 to November 24, 2021, respectively. On November 24, 2021, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial business combination from November 24, 2021 to February 24, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 10,534,895 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 24, 2022, and if a further extension to February 24, 2023 is not approved by the Company’s shareholders, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate on August 24, 2022.

With a minimum cash on our consolidated balance sheet, we do believe we will need to raise additional funds in order to meet the expenditures required for operating our businessto consummate our initial business combination. Any additional funds raised prior to our initial business combination are liability of the surviving company upon business combination. However, we can not ensure sufficient fund available to repay any such funding if large redemption occurs at our initial business combination. We may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay East Stone Capital Limited, an affiliate of our executive officers, a quarterly fee of $30,000 (up to $120,000 in the aggregate) for office space, utilities and secretarial and administrative services. We began incurring these fees on February 20, 2020 and will continue to incur these fees quarterly until the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation (up to a maximum of $120,000 in the aggregate). As of December 31, 2021, the Company has fulfilled paying East Stone Capital Limited the aggregate $120,000 and has retired this contractual obligation.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Certain of the Company’s ordinary shares feature redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 3,265,105 and 13,800,000 public ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s consolidated balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Management evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the consolidate statement of operations as incurred.

Public Shares Subject to Possible Redemption

We account for public shares subject to possible redemption in accordance with the guidance in FASB ASC 480 “Distinguishing Liabilities from Equity.” Public shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable public shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, public shares are classified as shareholders’ equity. Our Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 3,265,105 and 13,800,000 public ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the consolidated balance sheet.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on August 9, 2018. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account and extension loan of $2,760,000 have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-29 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective as of December 31, 2021, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Annual Report on Internal Controls over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

Item 9B. Other Information.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Xiaoma (Sherman) Lu	55	Chief Executive Officer and Director
Chunyi (Charlie) Hao	62	Chairman and Chief Financial Officer
Sanjay Prasad	58	Director
Michael S. Cashel	60	Director
William Zielke	77	Director

The experience of our directors and executive officers is as follows:

Mr. Xiaoma (Sherman) Lu has served as our Chief Executive Officer since our inception and one of our directors since February 2020.  Mr. Lu is a founding partner and has been a managing director of East Stone Capital Limited, a private equity firm focusing on emerging industries, since October 2017. From January 2017 to November 2017, Mr. Lu served as the executive vice president of Kangde Investment Group, a Chinese company engaging in new energy and financial services and capital investment. Prior to that, Mr. Lu served as the chief executive officer of Wanda Investment Company and vice president of Wanda Financial Group, the investment and financial arms of Wanda Group, a Chinese multinational conglomerate in the real estate, hospitality, retailing, entertainment and heath care, responsible for business expansion, capital investment, and cross board merger and acquisition in commercial real estate and entertainment business from May 2015 to December 2016. Mr. Lu served as the executive vice president of Shenzhen Stock Exchange, one of the two primary stock exchanges in China, overseeing public company governance, product development and international businesses from November 2012 to May 2015. Prior to Shenzhen Stock Exchange, Mr. Lu was a full-time non-executive board director at China Construction Bank from August 2010 to November 2012. Mr. Lu has also served in various positions and in different functions at State Street Corporation (NYSE: STT) from May 2005 to August 2010, a financial services and bank holding company headquartered in Boston with operations worldwide. Currently, Mr. Lu serves as independent director on the boards of Yango Group Co., Ltd. (000671.SZ), a China-based company principally engaged in real estate development, Sailing Henan Investment, a private investment company, and Band of China International (China) Co, Limited (601696.SH), an affiliate of Bank of China, which offers investment banking and securities brokerage services in China. Since October 2020, Mr. Lu served as an independent director on the board of Forgame Holdings Limited (HK.0484), a China-based gaming, trading and development company. Mr. Lu received his Bachelor’s and Master’s degree in thermal engineering from Tsinghua University in Beijing, China and an MBA degree from Boston College. Mr. Lu is well qualified to serve as a director due to his extensive experience in finance and investment management across various industries.

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

Mr. Michael S. Cashel has been serving as one of our directors since February 2020. Mr. Cashel joined the ION Group, a major global Fintech firm as a business development executive in March of 2021. He also maintains an LLC named CapMarkets IQ LLC where he has offered management consulting services and houses direct investments since August 5, 2020. From September 2019 to July 31, 2020, he was the Chief Operating Officer and Chief Compliance Officer for Open Door Securities. From September of 2018 to September of 2019, he provided business consulting services to the State Street Corporation. Mr. Cashel was a Senior Vice President at Fidelity Trading Ventures (a unit of Fidelity Investments) from 2012 to 2017, where he led the development of various trading technologies and analytics. Prior to that, he served as Senior Vice President and Head of Equities at Fidelity Capital Markets (a division of Fidelity Investments) from 2008 to 2012. Mr. Cashel has previously served in managerial positions at Bear Steans, Harborside Securities, ABN AMRO, and Morgan Stanley. Mr. Cashel earned his bachelor’s degree from Saint Lawrence University and carries the Series 7, 9, 10, 24, 55, 63, and 99 licenses though he is not active with a brokerage firm currently. Mr. Cashel is well qualified to serve as a director due to his extensive experience in finance and investment.

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

Involvement in Certain Legal Proceedings

Except as described below, to the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, by any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Amended and Restated Memorandum and Articles of Association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the Board of Directors.

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

Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Prasad qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act, except that the sponsor, Mr. Chunyi (Charlie) Hao and Fan Yu were late in filing a Form 4 regarding one transaction on November 24, 2021.

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 15, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 7,168,605 ordinary shares issued and outstanding. The table below does not reflect record or beneficial ownership of any ordinary shares issuable upon exercise of warrants as these warrants are not exercisable, within 60 days of the date of this Report.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Ordinary Shares
Chunyi (Charlie) Hao(2)(3)(4)	3,308,000	46.1%
Xiaoma (Sherman) Lu(3)(5)	870,000	12.1%
Sanjay Prasad	18,000	*
Michael S. Cashel	18,000	*
William Zielke	18,000	*
All directors and officers as a group (5 individuals) (2)	3,665,000	51.1%
Other 5% Shareholders
Double Ventures Holdings Limited(2)	1,532,000	21.4%
Fan Yu(2)	1,532,000	21.4%
Meteora Capital, LLC(6)	657,800	9.2%
Stichting Juridisch Eigendom Mint Tower Arbitrage Fund(7)	465,598	6.5%

*	Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals is 25 Mall Road, Suite 330, Burlington, MA 01803.

(2)	Excludes the transfer of up to 360,000 founder shares to the Backstop Investors (as defined in the Business Combination Agreement). Chunyi (Charlie) Hao is the sole officer and director of Double Ventures Holdings Limited, our sponsor. Mr. Hao owns 33.3% of our sponsor, and Fan Yu owns 66.7% of our sponsor. As a result, Mr. Hao and Ms. Yu may be deemed to share voting and investment discretion with respect to the ordinary shares held by our sponsor. Each may thus be deemed to have beneficial ownership of the ordinary shares held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Excludes up to 500,000 founder shares to be transferred to Ms. Yu in connection with the Letter Agreement Amendment. Ms. Yu is a Singaporean legal resident with Chinese citizenship.

(3)	Excludes the transfer of an aggregate of 138,000 founder shares to be transferred to Yellow River at the consummation of the Business Combination with JHD. Chunyi (Charlie) Hao is the sole officer and director of Navy Sail International Limited. Navy Sail International Limited is indirectly owned by our directors Chunyi (Charlie) Hao, Xiaoma (Sherman) Lu, along with certain other individuals, namely Yuning Yao, Yanan Zhao, Richard Hong Yan, Daniel Hao Zhao, Garrett Barclay Lu, Tianlei Han, and Ting Li. Such individuals do not directly own any of our ordinary shares. However, each such individual has a pecuniary interest in our ordinary shares through his or her respective indirect ownership of the equity interests of Navy Sail International Limited. As a result, each such individual may be deemed to share voting and investment discretion with respect to the ordinary shares held directly by Navy Sail International Limited. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Daniel Hao Zhao is the son of Chunyi (Charlie) Hao, and Garret Barclay Lu is the son of Xiaoma (Sherman) Lu.

(4)	Includes 1,500,000 shares held by our sponsor (plus an additional 167,000 private units held by our sponsor and/or its designees following our initial offering), 750,000 shares held by Navy Sail International Limited, and 1,026,000 shares held directly by Chunyi (Charlie) Hao. Does not reflect the contemplated transfer of 200,000 shares to be transferred following the Business Combination to Xin Zhang, an individual who is not affiliated with the sponsor or any officer or director of East Stone, as repayment for a private loan by Xin Zhang to Mr. Hao to fund a portion of Mr. Hao’s loan to the Company pursuant to that certain promissory note dated February 23, 2021.

(5)	Includes 750,000 shares held by Navy Sail International Limited and 120,000 shares held directly by Xiaoma (Sherman) Lu.

(6)	Based on a Schedule 13G filed by on March 24, 2022, the shares reported were held by Meteora Capital, LLC, the managing member of which is Vik Mittal. The business address of the reporting persons is 840 Park Drive East, Boca Raton, FL 33444.

(7)	Based on information provided to the Company by such holder. Excludes an aggregate of up to 360,000 founder shares to be transferred by the sponsor to the Backstop Investors.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the business combination with JHD, see “Item 1. Business”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

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

In February 2020, we effected a 1.2 for 1 share dividend for each ordinary share outstanding, resulting in our initial shareholders holding an aggregate of 3,450,000 founder shares. In February 2020, Chunyi (Charlie) Hao, our Chief Financial Officer, director and an affiliate of the sponsor, transferred 120,000 founder shares to Xiaoma (Sherman) Lu, our Chief Executive Officer and director, as well as 18,000 founder shares to each of Messrs. Prasad, Cashel and Zielke, our independent directors. By February 2020, the Company had issued 3,450,000 ordinary shares for an aggregate of $25,000 in cash.

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

Private Placement Units

Simultaneously with the closing of the initial public offering, the sponsor, anchor investors and I-Bankers purchased an aggregate of 350,000 private units, of which 275,000 were purchased by the Company’s sponsor and anchor investors and 75,000 were purchased by I-Bankers, for an aggregate purchase price of $3,500,000. Each private unit consists of one ordinary share, one right and one warrant. Each private right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial business combination. Each warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per full share. The net proceeds from the private placement were added to the proceeds from the initial public offering being held in the trust account. If the Company does not complete a business combination within the combination period, the net proceeds from the sale of the private placement will be used to fund the redemption of the public shares (subject to the requirements of applicable law) and private units and all underlying securities will expire worthless. Our sponsor purchased 167,000 insider units in a private placement and has agreed not to transfer, assign or sell any of the shares included in the insider units and the respective ordinary shares underlying the private rights and private warrants included in the insider units until 30 days after the completion of our initial business combination.

Related Party Extension Loans

The Company may extend the period of time to consummate an initial business combination up to two times, each by an additional three months (for a total of 21 months to complete an initial business combination). In order to extend the time available for the Company to consummate an initial business combination, the initial shareholders and/or their affiliates or designees must deposit into the trust account up to an aggregate of $2,760,000 for a total of two extensions. Any such payments would be made in the form of a loan. If the Company completes a Business Combination, Pubco would repay such loaned amounts out of the proceeds of the trust account released to Pubco. If the Company does not complete a Business Combination, it will not repay such loans.

Effective May 24, 2021, the Company extended the date by which it has to consummate a business combination from May 24, 2021 to August 24, 2021 (the “First Extension”). Effective August 23, 2021, the Company extended the date by which it has to consummate a business combination from August 24, 2021 to November 24, 2021 (the “Second Extension”). Effective November 24, 2021, the Company extended the date by which it has to consummate a business combination from November 24, 2021 to February 24, 2022 (the “Third Extension”). Effective February 24, 2022, the Company extended the date by which it has to consummate a business combination from February 24, 2022 to August 24, 2022 (the “Fourth Extension” and, together with the First Extension, Second Extension and Third Extension, the “Extensions”). In accordance with the Original Business Combination Agreement, JHD loaned to the Company a sum of $1,380,000 on the Sponsor’s behalf in order to support the First Extension. JHD also loaned the Company an additional $1,380,000 to support the Second Extension.

On May 21, 2021, in connection with the First Extension, we issued to JHD an unsecured promissory note having a principal amount of $1,380,000. In accordance with the Business Combination Agreement, JHD loaned such amounts to us on the Sponsor’s behalf in order to support the First Extension, and caused such amounts to be deposited into our trust account. The note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) our liquidation.

On August 23, 2021, in connection with the Second Extension, we issued to JHD an unsecured promissory note having a principal amount of $1,380,000. In accordance with the Business Combination Agreement, JHD loaned such amounts to us on the Sponsor’s behalf in order to support the Second Extension, and caused such amounts to be deposited into our trust account. The note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) our liquidation.

Registration Rights

Pursuant to a registration rights agreement entered into by and among the Company, the initial shareholders, anchor investors and I-Bankers on February 19, 2020, the holders of the founder shares, private units (and underlying securities) and working capital units (and underlying securities) will be entitled to registration rights. The holders of a majority-in-interest of these securities are entitled to make up to three demands that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. We have entered into a registration rights agreement with respect to the founder shares, and the securities underlying the private units.

Related Party Loans

Promissory Note to Shareholder

In order to finance transaction costs in connection with an initial business combination, the sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “working capital loans”). If the Company completes an initial business combination, the Company will repay the working capital loans. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the working capital loans, but no proceeds held in the trust account would be used to repay the working capital loans. Such working capital loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, converted upon consummation of an initial business combination into additional private units at a price of $10.00 per unit (the “working capital units”).

On February 23, 2021, the Company issued an unsecured promissory note (the “East Stone Note”) in respect of a working capital loan in the amount of up to $500,000 to Chunyi (Charlie) Hao, its Chairman of the Board of Directors and Chief Financial Officer. The East Stone Note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial business combination and its winding up.  The East Stone Note may also be converted into working capital units at a price of $10.00 per unit at the option of the holder of the East Stone Note upon the consummation of the Company’s initial business combination. Such working capital units would be identical to the private units issued to Sponsor, I-Bankers Securities, Inc., Hua Mao and Cheng Zhao in connection with the Company’s initial public offering. On December 15, 2021, the Company revised and amended East Stone Note to pay the unsecured promissory note in cash with no interest in full upon the earlier of consummation of the Company’s initial business combination and its winding up.

As of December 31, 2021, Mr. Hao had loaned an aggregate of $350,000 to the Company under the East Stone Note and the total working capital loans of $350,000 have been issued.

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

Promissory Note to Yellow River Asset Management – Related Party Loan

On June 30, 2021, the Company issued a promissory note in respect of a loan in the amount of up to $200,000 to Yellow River Asset Management, an entity controlled by Alan Clingman (the “Yellow River Asset Management Note”). The Yellow River Asset Management Note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial business combination and its liquidation. The Company has used a portion of the proceeds of the Yellow River Asset Management Note to satisfy the premium for its director and officer liability insurance policy, and anticipates applying the remainder of the proceeds to satisfy outstanding expenses incurred in connection with the business combination. As of December 31, 2021, the promissory note has been drew down to its full amount of $200,000.

Administrative Support Arrangement

The Company entered into an administrative support agreement with East Stone Capital Limited, an affiliate of the Company’s officers, its Chief Executive Officer, Mr. Xiaoma (Sherman) Lu, and Chief Financial Officer, Mr. Chunyi (Charlie) Hao, pursuant to which, commencing on February 19, 2020, the Company agreed to pay East Stone Capital Limited up to a maximum of $120,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fees will be paid on a quarterly basis at $30,000 per quarter until the maximum fee is reached, or if earlier, until the consummation of the Company’s initial business combination or liquidation. As of December 31, 2021, the Company had paid East Stone Capital Limited an aggregate of $120,000 in full and in all pursuant to such agreement. We believe, based on rents and fees for similar services in Burlington, MA, that the fee charged by East Stone Capital Limited is at least as favorable as we could have obtained from an unaffiliated person. East Stone Capital Limited’s executive officers are Chunyi (Charlie) Hao and Xiaoma (Sherman) Lu, who are also our executive officers.

Business Combination Marketing Agreement

The Company has engaged I-Bankers as an advisor in connection with the Company’s initial business combination to assist it in holding meetings with the Company’s shareholders to discuss the potential business combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the Company’s initial business combination, assist the Company in obtaining shareholder approval for the business combination and assist the Company with its press releases and public filings in connection with the business combination. Pursuant to the agreement with I-Bankers, (i) if the amount of cash held in the trust account immediately prior to the business combination, after redemptions, is at least 50% of the gross proceeds of the initial public offering, then the advisory fees payable to I-Bankers will be 2.75% of the cash remaining in the trust account, (ii) if the amount of cash held in the trust account immediately prior to the business combination, after redemptions, is less than 50% of the gross proceeds of the initial public offering, then the advisory fees payable to I-Bankers will be 1.375% of the gross proceeds of the initial public offering, and (iii) notwithstanding clauses (i) and (ii) above, if the amount of cash held in the trust account immediately prior to the business combination, after redemptions, is less than $20,000,000, then the advisory fees payable to I-Bankers will be paid in a combination of cash and securities in the same proportion as the cash and securities consideration paid to the target and its shareholders in the business combination, provided that in no event will the cash portion of such advisory fees be less than $1,000,000.

Deferred Offering Commission

The deferred offering commission of $402,500 is to be paid out of the trust account to I-Bankers and EarlyBird only on completion of the Company’s initial business combination. The deferred offering commission will be paid only upon consummation of a business combination. If a business combination is not consummated, such deferred offering commission will be forfeited. None of the underwriters will be entitled to any interest accrued on the deferred offering commission.

Other Arrangements Related to our Business Combination

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q and 10-K for the respective periods and other required filings with the SEC for the years ended December 31, 2021 and December 31, 2020 totaled approximately $215,265 and $118,450, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the years ended December 31, 2021 and December 31, 2020 we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum for tax services, planning or advice for the years ended December 31, 2021 and December 31, 2020.

All Other Fees. We did not pay Withum for any other services for the years ended December 31, 2021 and December 31, 2020.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

EXHIBIT INDEX

No.	Description of Exhibit
2.1+	Business Combination Agreement, dated as of February 16, 2021, by and among East Stone Acquisition Corporation, Navy Sail International Limited, JHD Technologies Limited, Yellow River MergerCo Limited, JHD Holdings (Cayman) Limited, Yellow River (Cayman) Limited and Double Ventures Holdings Limited. (4)
2.2+	Amended and Restated Business Combination Agreement, dated as of September 13, 2021, by and among East Stone Acquisition Corporation, Navy Sail International Limited, JHD Technologies Limited, Yellow River MergerCo Limited, JHD Holdings (Cayman) Limited, Yellow River (Cayman) Limited and, solely for purposes of Section 10.3 and Articles XII and XIII thereof, Double Ventures Holdings Limited. (13)
2.3+	Second Amended and Restated Business Combination Agreement, dated as of October 7, 2021, by and among East Stone Acquisition Corporation, Navy Sail International Limited, JHD Technologies Limited, Yellow River MergerCo Limited, JHD Holdings (Cayman) Limited, Yellow River (Cayman) Limited and, solely for purposes of Section 10.3 and Articles XII and XIII thereof, Double Ventures Holdings Limited. (9)
2.4+	First Amendment to the Second Amended and Restated Business Combination Agreement, effective as of November 12, 2021, by and among East Stone Acquisition Corporation, Navy Sail International Limited, JHD Technologies Limited, Yellow River MergerCo Limited, JHD Holdings (Cayman) Limited, solely for purposes of Section 10.3 and Articles XII and XIII thereof, as applicable, Double Ventures Holdings Limited, and Yellow River (Cayman) Limited
3.1	Amended and Restated Memorandum and Articles of Association. (11)
4.1	Warrant Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Rights Agreement, dated as of February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent. (1)
4.3	Specimen Unit Certificate. (1)
4.4	Specimen Ordinary Shares Certificate (1)
4.5	Specimen Warrant Certificate. (1)
4.6	Specimen Right Certificate. (1)
4.7	Description of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended. (6)
10.1	Letter Agreement, dated February 19, 2020, by and among the Company, its initial shareholders, anchor investors, directors and officer. (1)
10.2	Investment Management Trust Agreement, dated February 19, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Administrative Support Agreement, dated February 19, 2020, by and between the Company and East Stone Capital Limited. (1)
10.4	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and the Sponsor. (1)
10.5	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and I-Bankers. (1)
10.6	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and Hua Mao. (1)
10.7	Unit Subscription Agreement, dated as of February 24, 2020, by and between the Company and Cheng Zhao. (1)
10.8	Registration Rights Agreement, dated as of February 19, 2020, by and between the Company and certain securityholders. (1)
10.9	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Xiaoma (Sherman) Lu. (1)
10.10	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Chunyi (Charlie) Hao. (1)
10.11	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Michael S. Cashel. (1)
10.12	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and Sanjay Prasad. (1)
10.13	Indemnity Agreement, dated as of February 19, 2020, by and between the Company and William Zielke. (1)

10.14	Share Escrow Agreement, dated as of March 4, 2020, by and among the Company, the Initial Shareholders and Continental Stock Transfer & Trust Company. (2)
10.15	Form of Lock-Up Agreement. (4)
10.16	Form of Non-Competition Agreement. (4)
10.17	Founder Share Letter. (4)
10.18	Promissory Note, dated as of February 23, 2021, to Chunyi (Charlie) Hao (5)
10.19	Promissory Note, dated as of May 21, 2021, to JHD Holdings (Cayman) Limited (7)
10.20	Promissory Note, dated August 23, 2021, issued by East Stone Acquisition Corporation to JHD Holdings (Cayman) Limited. (8)
10.21	Form of Forward Share Purchase Agreement. (10)
10.22	Form of Share Transfer Agreement. (10)
10.23	Amendment to Letter Agreement Regarding Forfeiture of Founder Shares, dated November 12, 2021, by and among JHD Holdings (Cayman) Limited, East Stone Acquisition Corporation, Double Ventures Holdings Limited, Navy Sail International Limited, Yellow River (Cayman) Limited, JHD Technologies Limited Chunyi (Charlie) Hao, and Xiaoma (Sherman) Lu. (10)
10.24	Form of Share Transfer Agreement. (12)
14	Form of Code of Ethics. (3)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
+	The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2020 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on January 17, 2020 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 18, 2021 and incorporated by reference herein.
(5)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 25, 2021 and incorporated by reference herein.
(6)	Previously filed as an exhibit to our Annual Report on Form 10-K filed on September 21, 2020 and incorporated by reference herein.
(7)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 24, 2021 and incorporated by reference herein.
(8)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 25, 2021 and incorporated by reference herein.
(9)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 14, 2021 and incorporated by reference herein.
(10)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 15, 2021 and incorporated by reference herein.
(11)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 26, 2021 and incorporated by reference herein.
(12)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 4, 2022 and incorporated by reference herein.
(13)	Previously filed as Annex A to our Amendment No. 2 to the Preliminary Proxy Statement on Schedule 14A filed on September 13, 2021 and incorporated by reference herein

Item 16. Form 10-K Summary

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

East Stone Acquisition Corporation

Opinion on the Financial Statements

We have audited the consolidated balance sheets of East Stone Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by August 24, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2019.

New York, New York

April 15, 2022

PCAOB ID Number 100

EAST STONE ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current Assets
Cash	$38,585	$23,486
Prepaid expenses	25,750	88,887
Total current assets	64,335	112,373
Investments held in trust account	33,504,825	138,833,973
TOTAL ASSETS	$33,569,160	$138,946,346

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,507,691	$60,687
Promissory note payable to shareholders	350,000	—
Promissory note payable – related party	200,000	—
Extension loan from related parties	2,760,000	—
Total current liabilities	4,817,691	60,687
Deferred underwriting commission	402,500	402,500
Derivative warrant liabilities	3,008,000	2,232,100
Derivative liabilities of forward share purchase, an option to sell 2,923,974 redeemable ordinary shares, no par value, at December 31, 2021	2,069,000	—

Total Liabilities	10,297,191	2,695,287

Commitments and Contingencies

Ordinary shares subject to possible redemption, no par value, 3,265,105 and 13,800,000 at December 31, 2021 and December 31, 2020, respectively, at redemption value $10.26 and $10.00 per share, respectively	33,499,977	138,000,000

Shareholders’ Deficit
Class A, B, C, D, and E Preferred Shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 3,903,500 and 3,903,500 shares issued and outstanding (excluding 3,265,105 and 13,800,000 shares subject to redemption) at December 31, 2021 and December 31, 2020, respectively	3,838,301	3,838,301
Accumulated deficit	(14,066,309)	(5,587,242)
Total Shareholders’ Deficit	(10,228,008)	(1,748,941)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$33,569,160	$138,946,346

The accompanying notes are an integral part of these consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2021	2020

Operating costs	$2,059,243	$768,214

Loss from operations	(2,059,243)	(768,214)
Change in fair value of derivative warrant liabilities	(775,900)	(238,872)
Expenses of forward share purchase	(3,723,000)	—
Change in fair value of derivative forward share purchase	1,654,000	—
Interest earned on investments held in trust account	13,076	833,973
Net loss	$(4,891,067)	$(173,113)

Weighted average shares outstanding of redeemable ordinary shares	12,876,393	13,800,000

Basic and diluted net loss per ordinary share	$(0.29)	$(0.03)

Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500	3,903,500

Basic and diluted net loss per ordinary share	$(0.29)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Ordinary Shares		Accumulated	Total Shareholders’ Equity
	Shares	Amount	Deficit	(Deficit)
Balance – December 31, 2019	3,450,000	$25,000	$(24,345)	$655

Sales of 13,800,000 Public Warrants, net of underwriting discount and offering expenses	—	666,501	—	666,501
Sales of 350,000 Private Units	350,000	3,500,000	—	3,500,000
Excess of cash received over fair value of private units	—	(353,200)	—	(353,200)
Issuance of Representative Shares and Warrants in connection with this sale of Units	103,500	—	—	—
Accretion of ordinary shares to redemption value	—	—	(5,389,784)	(5,389,784)
Net loss	—	—	(173,113)	(173,113)
Balance – December 31, 2020	3,903,500	$3,838,301	$(5,587,242)	$(1,748,941)

Net loss	—	—	(4,891,067)	(4,891,067)
Accretion of ordinary shares subject to redemption value	—	—	(3,588,000)	(3,588,000)
Balance – December 31, 2021	3,903,500	$3,838,301	$(14,066,309)	$(10,228,008)

The accompanying notes are an integral part of these consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash Flows from Operating Activities:
Net loss	$(4,891,067)	$(173,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	775,900	238,872
Expenses of forward share purchase	3,723,000	—
Change in fair value of derivative forward share purchase	(1,654,000)	—
Interest earned on investments held in trust account	(13,076)	(833,973)
Changes in operating assets and liabilities
Advance from related party	—	88,548
Accrued expenses	1,447,011	60,687
Prepaid expenses	63,137	(202,485)
Net cash used in operating activities	(549,095)	(821,464)

Cash Flows from Investing Activities:
Withdrawal from trust account upon redemption of 10,534,895 ordinary shares	108,102,217	—
Investment held in trust account	(2,760,000)	(138,000,000)
Net cash provided by (used in) investing activities	105,342,217	(138,000,000)

Cash Flows from Financing Activities:
Redemption of 10,534,895 ordinary shares	(108,088,023)	—
Advance from related parties	—	(9,071)
Promissory notes payable to shareholders	350,000	(132,500)
Promissory notes payable - related party	200,000	—
Proceeds from extension loans - related party	2,760,000	—
Proceeds from sale of 350,000 private placement units	—	3,500,000
Proceeds from sale of 13,800,000 units, net of underwriting discount paid	—	135,987,500
Offering cost	—	(526,246)
Net cash provided by (used in) financing activities	(104,778,023)	138,819,683

Net Change in Cash	15,099	(1,781)
Cash - Beginning of period	23,486	25,267
Cash - End of period	$38,585	$23,486

Non-Cash Investing and Financing Activities
Initial classification of ordinary shares subject to possible redemption	$—	$131,794,330
Payment and advances of offering costs by related party	—	(494,810)
Deferred underwriting commissions charged to equity	$—	$402,500

The accompanying notes are an integral part of these consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and since the closing of IPO, the search for a target for its Business Combination and the potential acquisition, as more fully described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates income in the form of interest income from the proceeds derived from the IPO and placed in trust account (as defined below) as described below.

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

Total offering costs amounted to $4,154,255, including value placed on the Representative’s Shares at $1,035,000, but excluding value placed Representative’s Warrants at $1,640,028 which is accounted for as derivative warrant liability on the Company’s consolidated balance sheet. Of the total $4,154,255 transactions cost, the cash transaction costs amounted to $3,083,255, of which $2,415,000 of underwriting fees, including $402,500 of deferred underwriting fees, payable at the consummation of the Business Combination (as described below), and $668,255 of other offering costs of legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. All of the transaction costs were charged to the equity of the Company upon completion of IPO.

Trust Account

Following the closing of the IPO, a total of $138,000,000 of the net proceeds from the IPO, the sale of the Private Units and the issuance of extension loans totaling $2,760,000 were placed in a trust account (“trust account”), which is invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and which invest solely in U.S. Treasuries. Except for all interest income that may be released to the Company to pay taxes, and up to $50,000 to pay dissolution expenses, none of the funds held in the trust account will be released until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) the Company’s redemption of 100% of the outstanding Public Shares if the Company has not completed an initial Business Combination in the required time period; and (3) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity.

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

On August 23, 2021, in connection with a second extension by three months to November 24, 2021, the Company issued to JHD an unsecured promissory note having a principal amount of $1,380,000. In accordance with the Business Combination Agreement, JHD loaned such amounts to the Company on the Sponsor’s behalf in order to support such extension, and caused such amounts to be deposited into our trust account. The note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation.

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

On February 24, 2022, the Company held a special meeting of shareholders and approved to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from February 24, 2022 to August 24, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 361 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $3,704 (approximately $10.26 per share) to redeeming shareholders.

If the Company is unable to complete a Business Combination by August 24, 2022 and if the Company fails to receive an extension requested by the Company’s initial shareholders by or before August 24, 2022, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

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

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be only $10.00 per share initially held in the trust account. In order to protect the amounts held in the trust account, the Sponsor and its officers has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Proposed Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor and the officers of the Company will have to indemnify the trust account due to claims of creditors by endeavoring to vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

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

For the purposes of the calculating the Earned Escrow Shares, the following definitions shall apply:

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

On February 23, 2021, the Company issued an unsecured promissory note in the amount of up to $500,000 to Chunyi (Charlie) Hao, the Chairman of the Board of Directors and Chief Financial Officer of the Company as a working capital loan. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial business combination and its winding up. The note may also be converted into units at a price of $10.00 per unit at the option of the noteholder upon the consummation of the Company’s initial business combination. Such units would be identical to the private placement units issued to Double Ventures Holdings Limited, I-Bankers Securities, Inc., Hua Mao and Cheng Zhao at the Company’s Initial Public Offering. As of December 31, 2021, the Company had drawn down an aggregate of $350,000 (see Note 5).

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

On June 30, 2021, JHD and the Company signed a promissory note in which Yellow River Asset Management, an affiliate of JHD (“Yellow River”), agreed to loan to the Company a sum of $200,000. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial Business Combination and its winding up. As of December 31, 2021, the Company had fully drawn down the note of $200,000 (see Note 5).

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

On November 15, 2021, the Company filed an amendment to the definitive proxy statement to report the terms of the backstop arrangement.

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

Backstop Arrangements

On November 12, 2021, the Company entered into certain Forward Share Purchase Agreements (the “FPA”) with Sea Otter Securities (“Sea Otter”), Stichting Juridisch Eigendom Mint Tower Arbitrage Fund (“Mint Tower”), Glazer Special Opportunity Fund I, LP (“Glazer”) and Meteora Capital Partners, LP (“Meteora” and, together with Sea Otter, Mint Tower, and Glazer, the “Backstop Investors”), which provide that such investors will not redeem shares that they each hold in connection with the proposal to extend the date by which the Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022 (the “February Extension”) and the proposed Merger with JHD, and instead would each either hold such shares for a period of time following the consummation of the Merger, at which time they will each have the right to sell them to East Stone at $10.41 per share, or will sell such shares on the open market during such time period at a market price of at least $10.26 per share.

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

Letter Agreement Amendment

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

The Founder Share Letter provided, inter alia, that up to 1,725,000 Ordinary Shares (the “Forfeiture Shares”) would be subject to forfeiture in the event that the Company did not have at least $100 million in cash at the Closing, with the number of such shares to be forfeit determined on a sliding scale depending upon the amount of the cash shortfall, if any, with the entire amount of the 1,725,000 shares subject to forfeiture if the Company’s cash at closing was $70 million or less. Under the terms of the Letter Agreement Amendment, the Company, the Primary Initial Shareholders, JHD Holdings Limited, Pubco and the Primary Seller have agreed that the 1,725,000 Forfeiture Shares would be exchanged for an equivalent number of Pubco ordinary shares (“Forfeiture Replacement Shares”) at the Closing and that such Forfeiture Replacement Shares would be distributed as follows: (A) 138,000 Forfeiture Replacement Shares to the Primary Seller, (B) to Glazer, Sea Otter and Mint Tower, up to 450,000 Forfeiture Replacement Shares in consideration for their having entered into the FPA and the Founder Share Transfer Agreements and (C) out of the remaining Forfeiture Replacement Shares, (i) to a shareholder of the Sponsor who is not a director or officer of the Purchaser) up to 500,000 Forfeiture Replacement Shares and (ii) to the extent of any remaining Forfeiture Replacement Shares (a) 50% to Charlie Hao and Xiaoma (Sherman) Lu and (b) 50% to the Primary Seller.

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

On January 31, 2022, certain of the Backstop Investors entered into the February 2022 Founder Share Transfer Agreements with the Sponsor to support a proposal for the February Extension. Pursuant to February 2022 Founder Share Transfer Agreements, such Backstop Investors agreed to not request redemption of an aggregate of up to 600,000 ordinary shares of East Stone in connection with the February Extension. In connection therewith, our sponsor agreed to transfer to such Backstop Investors an aggregate of (i) 180,000 founder shares on or prior to the February 24, 2022 special meeting of shareholders to approve the February Extension, and (ii) 60,000 founder shares for each month past May 24, 2022 that the Business Combination has not yet closed, for a total of up to 360,000 founder shares to be received by such Backstop Investors to support the February Extension. The FPA terminated by their terms on February 24, 2022.

On February 10, 2022, the Company filed with the SEC its definitive proxy statement on Schedule 14A for a special meeting of shareholders to be held on February 24, 2021, which includes a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company has to consummate a Business Combination from February 24, 2022 to August 24, 2022. On February 24, 2021, the shareholders approved the Company extension to August 24, 2022 by approving the amendment of the Company’s Amended and Restated Memorandum and Articles of Association.

If the Company is unable to complete a Business Combination by August 24, 2022 and if the Company fails to receive an extension requested by the Company’s initial shareholders by or before August 24, 2021, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

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

Liquidity and Going Concern

The Company has principally financed its operations from inception on August 9, 2018 using proceeds from the sale of its equity securities to its initial shareholders prior to the IPO and from the sale of the Placement Units and the IPO that were placed in an account outside of the trust account for working capital purposes. As of December 31, 2021, the Company had $38,585 in its operating bank account, $33,504,825 in cash and marketable securities held in the trust account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith.

The Company intends to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete its initial Business Combination. To the extent necessary, the Company’s Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). As of December 31, 2021, Mr. Chunyi (Charlie) Hao, the Company’s Chairman of the Board and Chief Financial Officer, has loaned the Company $350,000 as Working Capital Loans.

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

On February 10, 2022, the Company filed with the SEC its definitive proxy statement on Schedule 14A for a special meeting of shareholders to be held on February 24, 2021, which includes a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company has to consummate a Business Combination from February 24, 2022 to August 24, 2022. On February 24, 2021, the shareholders approved the Company extension to August 24, 2022 by approving the amendment of the Company’s Amended and Restated Memorandum and Articles of Association.

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

On February 24, 2022, the Company called a shareholders’ meeting to approve the extension from February 24, 2022 to August 24, 2022. As the result of the extension into August 24, 2022, the scheduled liquidation date of the Company, the Company will have close to three months to complete Business Combination. With such extension approved, it is not guaranteed the Company may consummate a Business Combination by August 24, 2022. The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through August 24, 2022, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.  On May 21, 2021 and August 20, 2021, the Company extended the date by which the Company has to consummate a Business Combination from May 24, 2021 to August 24, 2021, and from August 24, 2021 to November 24, 2021, respectively. On November 24, 2021 and February 24, 2022, the Company held a special meeting of shareholders and approved to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from November 24, 2021 to February 24, 2022, and from February 24, 2022 to August 24, 2022, respectively. In connection with the approval of the extension on November 24, 2021, shareholders elected to redeem an aggregate of 10,534,895 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 24, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 24, 2022.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated on consolidation.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 3,265,105 and 13,800,000 shares of ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s consolidated balance sheets.

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

On November 12, 2021, the Company entered into certain forward share purchase agreements (the “FPA”) with Sea Otter Securities (“Sea Otter”), Stichting Juridisch Eigendom Mint Tower Arbitrage Fund (“Mint Tower”), Glazer Special Opportunity Fund I, LP (“Glazer”) and Meteora Capital Partners, LP (“Meteora” and, together with Sea Otter, Mint Tower, and Glazer, the “Backstop Investors”), which provide that such investors will not redeem 2,923,974 shares that they each hold in connection with the proposal to extend the date by which the Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022 (the “February Extension”) and the proposed Merger with JHD, and instead would each either hold such shares for a period of time following the consummation of the Merger, at which time they will each have the right to sell them to East Stone at $10.41 per share, or will sell such shares on the open market during such time period at a market price of at least $10.26 per share. The Company has classified FPA as a derivative (Note 7). On November 12, 2021, the Company allocated the fair value of FPA amounting to $3,723,000 to derivative liabilities.

At December 31, 2021 and 2020, the ordinary shares subject to possible redemption reflected in the consolidated balance sheets is reconciled in the following table:

Gross proceeds	$138,000,000
Less: proceeds allocated to public warrants	(690,000)
Less: ordinary share issuance costs	(4,699,784)
Add: accretion of carrying value of redemption value	5,389,784
Ordinary shares subject to possible redemption as of December 31, 2020	138,000,000
Add: accretion of carrying value of redemption value	3,588,000
Less: redemption of ordinary shares	(108,088,023)
Ordinary shares subject to possible redemption as of December 31, 2021	$33,499,977

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

Forward Share Purchase Agreements

On November 12, 2021, the Company entered into certain forward share purchase agreements (the “FPA”) with Sea Otter Securities (“Sea Otter”), Stichting Juridisch Eigendom Mint Tower Arbitrage Fund (“Mint Tower”), Glazer Special Opportunity Fund I, LP (“Glazer”) and Meteora Capital Partners, LP (“Meteora” and, together with Sea Otter, Mint Tower, and Glazer, the “Backstop Investors”), which provide that such investors will not redeem shares that they each hold in connection with the proposal to extend the date by which the Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022 (the “February Extension”) and the proposed Merger with JHD, and instead would each either hold such shares for a period of time following the consummation of the Merger, at which time they will each have the right to sell them to East Stone at $10.41 per share, or will sell such shares on the open market during such time period at a market price of at least $10.26 per share.

The Company accounts for the FPA as embedded contracts to the share purchase contracts with these Backstop Investors, and classifies the FPA as a liability in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.”, because the FPA embody an obligation to redeem the Company’s outstanding shares at fixed amount of cash.

The Company initially measures the financial liabilities at fair value, and changes in fair value of financial liabilities are subsequently charged to the consolidated statements of operations.

Income Taxes

ASC Topic 740 “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the British Virgin Islands. In accordance with British Virgin Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) initial public offering, (ii) the exercise of the over-allotment option and (iii) private placement units, since the exercise of the warrants are contingent upon the occurrence of future events. The warrants derived from the public units are exercisable to purchase 6,900,000 shares of ordinary shares and warrants derived from the private placement units are exercisable to purchase 175,000 shares of ordinary shares, together 7,075,000 in the aggregate.

The Company’s consolidated statement of operations includes a presentation of loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of loss per share.

For the years ended December 31, 2021 and 2020, net loss per ordinary share, basic and diluted for redeemable ordinary shares, is calculated at dividing the allocated net loss for the years ended December 31, 2021 and 2020, by the weighted average number of 12,876,393 and 13,800,000 redeemable ordinary shares outstanding for the years, respectively, resulting in $(0.29) and $(0.03) net loss per ordinary share, basic and diluted.

For the years ended December 31, 2021 and 2020, net loss per ordinary, basic and diluted for non-redeemable ordinary shares, is calculated by dividing the allocated net loss by the weighted average numbers of 3,903,500 and 3,903,500, respectively, non-redeemable ordinary shares outstanding for the years, resulting in $(0.29) and $(0.03) net loss per ordinary share, basic and diluted.

Non-redeemable ordinary shares include the Founder Shares, Representative’s Shares and ordinary shares underlying the Private Placement Units, as these shares do not have any redemption features and do not participate in the income earned on the trust account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and investment held in trust account. Cash is maintained in accounts with financial institutions, which at times may exceed the federal depository insurance corporation limit of $250,000. As of December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheet, primarily due to their short-term nature, other than the warrant liabilities (see Note 10).

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Management evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the consolidated statement of operations as incurred.

The Company sold 350,000 Private Warrants and issued 690,000 Representative Warrants in connection to its IPO (together “Liability Warrant”) (see Note 4 and Note 6). All of the Company’s outstanding Liability Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the Warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statement of operations.

Derivative Liability of Forward Share Purchase

On November 12, 2021, the Company entered into certain forward share purchase agreements (the “FPA”) with Sea Otter Securities (“Sea Otter”), Stichting Juridisch Eigendom Mint Tower Arbitrage Fund (“Mint Tower”), Glazer Special Opportunity Fund I, LP (“Glazer”) and Meteora Capital Partners, LP (“Meteora” and, together with Sea Otter, Mint Tower, and Glazer, the “Backstop Investors”), which provide that such investors will not redeem shares 2,923,974 public shares, collectively and respectively, that they each hold in connection with the proposal to extend the date by which the Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022 (the “February Extension”) and the proposed Merger with JHD, and instead would each either hold such shares for a period of time following the consummation of the Merger, at which time they will each have the right to sell them to the Company at $10.41 per share, or will sell such shares on the open market during such time period at a market price of at least $10.26 per share.

All of the Company’s outstanding forward share purchase is recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the forward share purchase as liabilities at fair value and adjust the instruments to fair value at each reporting period.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows. There are no other ASUs being adopted.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In October 2018, the Company issued 1,437,500 ordinary shares to its initial shareholders (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.017 per share. In January and February 2020, the Company effected 2 for 1 and 1.2 for 1 share dividends, respectively, for each ordinary share outstanding, resulting in the initial shareholders owning an aggregate of 3,450,000 Founder Shares. The share dividends are retroactively restated in the accompanying consolidated financial statements.

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

As of November 24, 2021, the initial shareholders had transferred 135,000 founders shares to Meteora, Glazer and Mint Tower in connection to Backstop arrangement (see Note 1).

Administrative Support Arrangement

The Company entered into an administrative support agreement with an affiliate of the Company’s officers (the “Service Party”), commencing on February 19, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Service Party up to a maximum of $120,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fee has been fully paid by the Company to Service Party as of December 31, 2021.

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

On February 23, 2021, the Company issued a promissory note for up to $500,000 in Working Capital Loans to Mr. Chunyi (Charlie) Hao, Chairman to the Company’s Board and Chief Financial Officer (“Existing Note”). On December 1, 2021, the Company has amended and restated Existing Note in its entirety effective as of the date of the note (“Amended and Restated Note”) (together “Note”). The Company promises to pay Mr. Hao the principal sum of up to Five Hundred Thousand Dollars ($500,000.00) in lawful money of the United States of America on the terms and conditions described in Amended and Restated Note. All payments on this Note shall be made by check or wire transfer of immediately available funds to such account as the Company may from time to time designate by written notice in accordance with the provisions of this Note. As of December 31, 2021, Mr. Hao has loaned to Company $350,000.

Promissory Note — Advance from Related Party

On June 30, 2021, the Company issued a promissory note for up to $200,000 to Yellow River. The note was non-interest bearing and was not secured. As of December 31, 2021, the Company fully drew down the note at $200,000 to pay expense and booked as advance from related parties into the Company liabilities. As of December 31, 2021, the outstanding of the note payable was at $200,000.

Related Party Extension Loans

As discussed in Note 1, the Company has extended the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders and/or their affiliates or designees must deposit into the trust account up to an aggregate of $2,760,000 for a total of two extensions. Any such payments would be made in the form of a loan. Such loan was non-interest bearing and would be payable upon the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the trust account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. On May 21, 2021 and August 20, 2021, an aggregate of $1,380,000 and $1,380,000, respectively, was deposited in the trust account to extend the date by which the Company has to consummate a Business Combination from May 24, 2021 to August 24, 2021, and from August 24, 2021 to November 24, 2021. On November 24, 2021, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial business combination from November 24, 2021 to February 24, 2022. On February 24, 2022, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial business combination from February 24, 2022 to August 24, 2022.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risk and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, proposed business combination, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential merger with us if COVID-19 is going on, and materially adversely affects their business operations and, therefore, the valuation of their business. The extent to which COVID-19 impacts our closing on the proposed business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an unexpectedly long period of time, our ability to consummate a Business Combination may be materially adversely affected. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 7. DERIVATIVE WARRANT LIABILITIES AND DERIVATIVE FORWARD SHARE PURCHASE LIABILITIES

The Company accounts for the Warrants and its Forward Purchase Agreement (“FPA”) as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as derivatives. The fair value of the Public Warrants has been estimated using its quoted market price as of September 30, 2021. The fair value of the Private Placement Warrants has been estimated using the modified Black-Scholes-Merton model. The fair value of the FPA has been estimated using an adjusted net assets method. See Note 10 for further discussion of the fair value measurement.

WARRANT LIABILITIES

As of December 31, 2021 and 2020, the Company had 350,000 Private Warrants outstanding and 690,000 Representative Warrants outstanding. The Private Warrants and Representative Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

FORWARD SHARE PURCHASE LIABILITIES

 On November 12, 2021, the Company entered into certain forward share purchase agreements (the “FPA”) with Sea Otter Securities (“Sea Otter”), Stichting Juridisch Eigendom Mint Tower Arbitrage Fund (“Mint Tower”), Glazer Special Opportunity Fund I, LP (“Glazer”) and Meteora Capital Partners, LP (“Meteora” and, together with Sea Otter, Mint Tower, and Glazer, the “Backstop Investors”), which provide that such investors will not redeem 2,923,974 shares that they each hold in connection with the proposal to extend the date by which the Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022 (the “February Extension”) and the proposed Merger with JHD, and instead would each either hold such shares for a period of time following the consummation of the Merger, at which time they will each have the right to sell them to East Stone at $10.41 per share, or will sell such shares on the open market during such time period at a market price of at least $10.26 per share.

The Company has classified FPA as a derivative. This financial instrument is subject to re-measurement at each balance sheet date.  With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statement of operations. As such, the Company recorded a $3,723,000 and $2,069,000 derivate liability related to the FPA as of November 24, 2021 and December 31, 2021, respectively, on the Company’s consolidated balance sheet.

Derivative liability - forward purchase agreement at November 24, 2021	$3,723,000
Change in fair value of derivate instrument related to forward share purchase	(1,654,000)
Derivative liability - forward share purchase at December 31, 2021	$2,069,000

NOTE 8. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of preferred shares, no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. As of December 31, 2021 and 2020, there were no preferred shares designated, issued or outstanding.

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

On February 24, 2022, the Company held a special meeting of shareholders and approved to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from February 24, 2022 to August 24, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 361 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $3,704 (approximately $10.26 per share) to redeeming shareholders.

As of December 31, 2021 and 2020, there were 3,265,105 and 13,800,000 ordinary shares, respectively, subject to redemption. As of December 31, 2021 and 2020, there were 3,903,500 and 3,903,500 ordinary shares, respectively, issued and outstanding.

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

NOTE 9. WARRANTS – PUBLIC AND PRIVATE

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

As of December 31, 2021 and 2020, the carrying values of prepaid expenses, accrued expenses, and loans and advances payable to related parties approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the trust account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets.

As noted in Note 7, the Company has concluded that its Private Warrants and Representative’s Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly the fair value of the Private Warrants and Representative’s Warrants were classified as a Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value of held to maturity securities as follows.

	Level	December 31, 2021

Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$33,504,825

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$627,000
Derivative Warrant Liability – Representative Warrant	3	$2,381,000
Derivative Liability - Forward Share Purchase	3	$2,069,000

	Level	December 31, 2020

Description
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$138,833,973

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$466,300
Derivative Warrant Liability – Representative Warrant	3	$1,765,800

The fair value of the Private Warrants and Representative Warrants were estimated using Black-Scholes model for the years ended December 31, 2020 and 2021, respectively. For the years ended December 31, 2021 and 2020 on the statements of operations, the Company recognized an increase in the fair value of warrant liabilities of $775,900 and $238,872, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statement of operations.

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

The estimated fair value of the forward share purchase is determined using Black-Scholes model for the year ended December 31, 2021. For the year ended December 31, 2021, on the consolidated statement of operations, the Company recognized a decrease in the fair value of forward share purchase of $1,654,000 from November 24, 2021 to December 31, 2021, presented as change in fair value of derivative liabilities on the accompanying consolidated statement of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	As of December 31, 2021	As of December 31, 2020

Volatility	42.22%	39.83%
Stock price	11.82	10.06
Expected life of the warrants to convert	4.65	5.64
Risk free rate	1.25%	0.54%
Dividend yield	0.0%	0.0%

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s forward share purchase liability at their measurement dates:

	As of December 31, 2021	As of November 24, 2021

Volatility	46.72%	40.89%
Stock price	11.82	10.23
Expected life of the warrants to convert	0.39	0.50
Risk free rate	0.16%	0.02%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the years ended December 31, 2020 and December 31, 2021 are summarized as follows:

Derivative warrant liabilities at February 9, 2018 (inception)	$-
Issuance of Private Warrants	353,200
Issuance of Representative Warrants	1,640,028
Change in fair value of derivative warrant liabilities	238,872
Derivative Warrant Liabilities at December 31, 2020	$2,232,100
Change in fair value of derivative warrant liabilities	775,900
Derivative Warrant Liabilities at December 31, 2021	$3,008,000

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued. Upon the review, the Company has identified the following subsequent events that would require proper disclosure in the financial statements.

On February 10, 2022, the Company filed with the SEC its definitive proxy statement on Schedule 14A for a special meeting of shareholders to be held on February 24, 2022, which includes a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company has to consummate a Business Combination from February 24, 2022 to August 24, 2022. On February 24, 2022, the shareholders approved the Company extension to August 24, 2022 by approving the amendment of the Company’s Amended and Restated Memorandum and Articles of Association.

On February 24, 2022, the Company did not close the business combination with JHD, therefore caused the termination of forward share purchase agreements with Backstop Investors.

On February 24, 2022, the shareholders approved the Company extension to August 24, 2022 by approving the amendment of the Company’s Amended and Restated Memorandum and Articles of Association.

On February 24, 2022, initial shareholders of the Company initiated a transfer of 180,000 founder shares each Meteora, Mint Tower and Sea Otter, each at 60,000 in connection to the extension from February 24, 2022 to August 24, 2022.

On January 11, 2022 and January 13, 2022, our Chief Financial Officer, Mr. Chunyi (Charlie) Hao loaned to the Company $70,000 and $30,000 respectively.

On January 17, February 14, March 21 and April 7, 2022, Mr. Chunyi (Charlie) Hao, our Chief Financial Officer, paid $1,765.65, $16,542.44, $46,299.74, and $61,528.65, respectively, to the Company’s vendors for services rendered.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

East Stone Acquisition Corporation

Dated: April 15, 2022	By:	/s/ Xiaoma (Sherman) Lu
	Name:	Xiaoma (Sherman) Lu
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Xiaoma (Sherman) Lu	Chief Executive Officer and Director	April 15, 2022
Xiaoma (Sherman) Lu	(Principal Executive Officer)

/s/ Chunyi (Charlie) Hao	Chief Financial Officer and Chairman	April 15, 2022
Chunyi (Charlie) Hao	(Principal Financial and Accounting Officer)

/s/ Sanjay Prasad	Director	April 15, 2022
Sanjay Prasad

/s/ Michael S. Cashel	Director	April 15, 2022
Michael S. Cashel

/s/ William Zielke	Director	April 15, 2022
William Zielke