Form 10-Q
period 2022-03-31
East Stone Acquisition Corp
filed 2022-06-09
CIK 1760683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 001-39233

East Stone Acquisition Corporation

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Burlington Woods Drive, Suite 100 Burlington, MA	01803
(Address of principal executive offices)	(Zip Code)

(781) 202-9128

(Registrant’s telephone number, including area code)

25 Mall Road, Suite 330, Burlington, MA 01803

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

As of June 8, 2022 there were 7,168,244 shares of the registrant’s ordinary shares, no par value, issued and outstanding.

East Stone Acquisition Corporation

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EAST STONE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$13,529	$38,585
Prepaid expenses	26,250	25,750
Total current assets	39,779	64,335

Investments held in trust account	33,503,273	33,504,825
TOTAL ASSETS	$33,543,052	$33,569,160

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,808,595	$1,507,691
Promissory note payable to shareholders	427,027	350,000
Promissory note payable	200,000	200,000
Extension loan	2,760,000	2,760,000
Total current liabilities	5,195,622	4,817,691

Deferred underwriting commission	402,500	402,500
Derivative warrant liabilities	2,559,000	3,008,000
Derivative liabilities of forward share purchase, an option to sell 2,923,974 redeemable ordinary shares, no par value, at December 31, 2021	—	2,069,000
Total Liabilities	8,157,122	10,297,191

Commitments and Contingencies
Ordinary shares subject to possible redemption, no par value, 3,264,744 and 3,265,105 at March 31, 2022 and December 31, 2021, at redemption value of approximately $10.26 per share, respectively	33,496,273	33,499,977

Shareholders’ Deficit
Class A, B, C, D, and E Preferred Shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 3,903,500 shares issued and outstanding (excluding 3,264,744 and 3,265,105 shares subject to redemption) at March 31, 2022 and December 31, 2021, respectively	3,838,301	3,838,301
Accumulated deficit	(11,948,644)	(14,066,309)
Total Shareholders’ Deficit	(8,110,343)	(10,228,008)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$33,543,052	$33,569,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended March 31,
	2022	2021
Operating costs	$402,487	$109,937
Loss from operations	(402,487)	(109,937)

Other income:
Change in fair value of derivative warrant liabilities	449,000	16,700
Extension incentive paid by Founder Shares transferred	(1,900,800)	—
Change in fair value of FPA	2,069,000	—
Interest earned on investments held in the trust account	2,152	3,423
Total Other income, net	619,352	20,123

Net income (loss)	$216,865	$(89,814)

Weighted average shares outstanding of redeemable ordinary shares	3,264,969	13,800,000

Basic and diluted net income (loss) per ordinary share	$0.03	$(0.01)

Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500	3,903,500

Basic and diluted net income (loss) per ordinary share	$0.03	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2022	3,903,500	$3,838,301	$(14,066,309)	$(10,228,008)

Net income	—	—	216,865	216,865

Ordinary Shares – Fair value of Founder shares transferred by Sponsor for extension	—	—	1,900,800	1,900,800

Balance – March 31, 2022	3,903,500	$3,838,301	$(11,948,644)	(8,110,343)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2021	3,903,500	$3,838,301	$(5,587,242)	$(1,748,941)

Net loss	—	—	(89,814)	(89,814)

Balance – March 31, 2021	3,903,500	$3,838,301	$(5,677,056)	(1,838,755)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$216,865	$(89,814)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(449,000)	(16,700)
Change in fair value of forward purchase agreement	(2,069,000)	—
Extension incentive paid by Founder Shares transferred	1,900,800	—
Interest earned on investments held in the trust account	(2,152)	(3,423)
Changes in operating assets and liabilities
Advance from related party	—	(113,598)
Accrued expenses	300,904	(26,242)
Prepaid expenses	(500)	98,027
Net cash used in operating activities	(102,083)	(151,750)

Cash Flows from Investing Activities:
Cash Withdrawn from Trust Account upon redemption of 361 ordinary shares	3,704	—
Net cash provided by investing activities	3,704	—

Cash Flows from Financing Activities:
Proceeds from promissory note	—	200,000
Redemption of 361 ordinary shares at redemption value	(3,704)	—
Proceeds from promissory note – Shareholder	149,851	—
Repayment of promissory note – Shareholder	(72,824)	—
Net cash provided by financing activities	73,323	200,000

Net Change in Cash	(25,056)	48,250
Cash - Beginning of period	38,585	23,486
Cash - End of period	$13,529	$71,736

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and since the closing of the IPO, the search for a target for its Business Combination and the potential acquisition, as more fully described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates income in the form of interest income from the proceeds derived from the IPO and placed in the trust account (as defined below) as described below.

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

Simultaneously with the closing of the IPO, the Company consummated certain private placements of an aggregate of 350,000 Units (the “Private Units”) at $10.00 per Private Unit, generating gross proceeds of $3,500,000. Pursuant to the unit subscription agreements entered into in connection with the private placements, 167,000 Private Units were purchased by the Double Ventures Holdings Limited (“Sponsor”), 108,000 Private Units were purchased by Hua Mao and Cheng Zhao (“anchor investors”) separately and not together, and 75,000 Private Units were purchased by I-Bankers Securities, Inc., the representative of the several underwriters in the IPO (“I-Bankers”).

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

Total offering costs amounted to $4,154,255, including value placed on the Representative’s Shares at $1,035,000, but excluding value placed Representative’s Warrants at $1,640,028 which is accounted for as derivative warrant liability on the Company’s consolidated balance sheet. Of the total $4,154,255 transactions cost, the cash transaction costs amounted to $3,083,255, of which $2,415,000 of underwriting fees, including $402,500 of deferred underwriting fees, payable at the consummation of the Business Combination (as described below), and $668,255 of other offering costs of legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. All of the transaction costs were charged to the equity of the Company upon the completion of the IPO.

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

Business Combinations

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

The Sponsor and the other initial shareholders (collectively, “initial shareholders”) have agreed (A) to vote their Founder Shares (as defined in Note 5), Private Shares (as defined in Note 4) and any Public Shares held by them in favor of any proposed initial Business Combination, (B) not to propose any amendment to the Company’s memorandum and articles of association (i) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within 15 months (or up to 21 months) from the closing of the IPO or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides its public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares, (C) not to redeem any shares (including the Founder Shares and Private Units (and underlying securities) into the right to receive cash from the trust account in connection with a shareholder vote to approve the proposed initial Business Combination (or to sell any shares in a tender offer in connection with a proposed Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Company’s memorandum and articles of association relating to shareholders’ rights or pre-Business Combination activity and (D) that the Founder Shares and Private Units (and underlying securities) shall not participate in any liquidating distribution upon winding up if a Business Combination is not consummated, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the trust account).

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

On May 21, 2021, an aggregate of $1,380,000 was deposited by JHD Holdings (Cayman) Limited, a Cayman Islands company (“JHD”), into the trust account of the Company for the Company’s public shareholders, representing $0.10 per public share, which enabled the Company to extend the period of time it had to consummate its Business Combination by three months to August 24, 2021. JHD loaned the extension payment to the Company on the Sponsor’s behalf in order to support the extension, in accordance with the Second Business Combination Agreement (as defined below). In connection with the extension payment, the Company issued to JHD an unsecured promissory note having a principal amount equal to the amount of the extension payment. The note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Business Combination is consummated and (ii) the date of the liquidation of the Company.

On August 23, 2021, in connection with a second extension by three months to November 24, 2021, the Company issued to JHD an unsecured promissory note having a principal amount of $1,380,000. In accordance with the Second Business Combination Agreement, JHD loaned such amounts to the Company on the Sponsor’s behalf in order to support such extension, and caused such amounts to be deposited into the Company’s trust account. The note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the date on which the Second Business Combination is consummated and (ii) the Company’s liquidation.

On November 15, 2021, the Company filed an amendment to the definitive proxy statement to report the terms of the Backstop Arrangements described below. On November 24, 2021, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company had to consummate an initial Business Combination from November 24, 2021 to February 24, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 10,534,895 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders.

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such Public Shares if the Company fails to complete a Business Combination by August 24, 2022 (the “Extended Combination Period”).

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be only $10.20 per share initially held in the trust account. In order to protect the amounts held in the trust account, the Sponsor and its officers have agreed that they will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933 as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor and the officers of the Company will have to indemnify the trust account due to claims of creditors by endeavoring to vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Termination and Announcement of Business Combination Agreements

On September 20, 2020, the Company entered into a business combination agreement, as amended on November 9, 2020, (the “First Business Combination Agreement”) with Ufin Holdings Limited, a Cayman Islands exempted company (“Ufin”), Ufin Tek Limited, a British Virgin Islands business company (“Ufin Pubco”), Ufin Mergerco Limited, a British Virgin Islands business company and a wholly-owned subsidiary of Ufin Pubco (“Ufin Merger Sub”), Xiaoma (Sherman) Lu, an individual, in the capacity as the Purchaser Representative thereunder, Yingkui Liu, in the capacity as the Seller Representative thereunder, and Ufin Investment Limited, a British Virgin Islands business company and the sole holder of Ufin’s outstanding capital shares (the “Ufin Seller”, together with the Company, Ufin, Ufin Pubco, Ufin Merger Sub, Sherman Xiaoma Lu, Yingkui Liu and Ufin Seller, the “Ufin Parties”). On February 15, 2021, the Company and Ufin Parties entered into a letter termination agreement, upon execution and delivery of which, all of the rights and obligations of the Ufin Parties under the First Business Combination Agreement ceased (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, termination and general provisions) without any liability on the part of any party or any of their respective representatives.

On February 16, 2021, the Company entered into a business combination agreement (the “Second Business Combination Agreement”) with Navy Sail International Limited, a British Virgin Islands company (“Navy Sail”), as Purchaser Representative, JHD Technologies Limited, a Cayman Islands company (“JHD Pubco”), Yellow River MergerCo Limited, a British Virgin Islands company and a wholly-owned subsidiary of JHD Pubco, JHD Holdings (Cayman) Limited, a Cayman Islands company (“JHD”), Yellow River (Cayman) Limited, a Cayman Islands company (the “Primary Seller”), and the other parties thereto.

On April 15, 2022, the Company issued a press release on the termination of the Second Business Combination Agreement with JHD and its related parties. The Company also announced execution of a Business Combination agreement of the Company and ICONIQ Holding Limited, an exempted company incorporated with limited liability in the Cayman Islands (“ICONIQ”), under a new holding company named “NWTN Inc.”, an exempted company incorporated with limited liability in the Cayman Islands (“Pubco”) (the “Third Business Combination Agreement”). Please refer to “Note 11. Subsequent Events” below for more information on the Third Business Combination Agreement.

On February 23, 2021, the Company issued the Hao Note (as defined in Note 5), an unsecured promissory note in the amount of up to $500,000 to Chunyi (Charlie) Hao, the Chairman of the Board of Directors and Chief Financial Officer of the Company as a working capital loan. The Hao Note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial Business Combination and its winding up. The Hao Note may also be converted into units at a price of $10.00 per unit at the option of the noteholder upon the consummation of the Company’s initial Business Combination. Such units would be identical to the Private Units issued to the Sponsor, I-Bankers Securities, Inc., Hua Mao and Cheng Zhao at the Company’s Initial Public Offering. As of March 31, 2022, the Company had drawn down an aggregate of $427,027 (see Note 5).

On May 21, 2021 and August 20, 2021, an aggregate of $1,380,000 and $1,380,000, respectively, was deposited by JHD into the trust account for the Company’s public shareholders, representing $0.10 per public share, which enabled the Company to extend the period of time it had to consummate its initial Business Combination by twice of three months to November 24, 2021 (the “First Extensions”). The First Extensions were two three-month extensions permitted under the Company’s Amended and Restated Memorandum and Articles of Association and provided the Company with additional time to complete its proposed Business Combination with JHD. In accordance with the Second Business Combination Agreement by and between the Company and JHD, JHD agreed to loan to the Company a sum of $2,760,000 on the Sponsor’s behalf in order to support the First Extensions. Such loan was non-interest bearing and would be payable upon the consummation of the proposed Business Combination.

On June 30, 2021, JHD and the Company signed the Yellow River Note (as defined in Note 6), a promissory note in which Yellow River Asset Management, an affiliate of JHD (“Yellow River”), agreed to loan to the Company a sum of $200,000. The Yellow River Note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial Business Combination and its winding up. As of March 31, 2022, the Company had fully drawn down the Yellow River Note of $200,000 (see Note 6).

On November 5, 2021, the Company filed with the SEC a definitive proxy statement on Schedule 14A for a special meeting of shareholders, which included a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company had to consummate a Business Combination from November 24, 2021 to February 24, 2022. On November 15, 2021, the Company filed an amendment to the definitive proxy statement to report the terms of the Backstop Arrangements described below.

On November 24, 2021, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company had to consummate an initial Business Combination from November 24, 2021 to February 24, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 10,534,895 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders.

Backstop Arrangements

On November 12, 2021, the Company entered into certain Forward Share Purchase Agreements (the “FPA”) with Sea Otter Securities (“Sea Otter”), Stichting Juridisch Eigendom Mint Tower Arbitrage Fund (“Mint Tower”), Glazer Special Opportunity Fund I, LP (“Glazer”) and Meteora Capital Partners, LP (“Meteora” and, together with Sea Otter, Mint Tower, and Glazer, the “Backstop Investors”), which provide that such investors will not redeem shares that they each hold in connection with the proposal to extend the date by which the Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022 (the “February Extension”) and the proposed merger with JHD contemplated by the Second Business Combination Agreement (the “JHD Merger”), and instead would each either hold such shares for a period of time following the consummation of the JHD Merger, at which time they would each have the right to sell them to the Company at $10.41 per share, or would sell such shares on the open market during such time period at a market price of at least $10.26 per share.

In connection with the above-mentioned arrangements, the Sponsor entered into certain share transfer agreements (the “Founder Share Transfer Agreements”) with the Backstop Investors. Pursuant to the Founder Share Transfer Agreement with Meteora and Glazer on November 12, 2021, Meteora and Glazer agreed not to sell, transfer or seek redemption of an aggregate of 974,658 public shares of Company and to vote such shares in favor of the February Extension and the JHD Merger.

In consideration of Meteora and Glazer’s agreement to abide by such restrictions on its public shares, the Sponsor agreed to transfer to the Glazer investors 44,444 Founder Shares for every 324,886 public shares not redeemed, for an aggregate of 133,332 Founder Shares. Of such amount, an aggregate of up to 45,000 Founder Shares will be transferred on or before the date of the special meeting of the shareholders of the Company to consider the JHD Merger, and an aggregate of 88,332 Founder Shares will be transferred to the Glazer investors on or before the date of the Closing.

The Company has also entered into Founder Shares transfer agreements with identical terms to the Founder Share Transfer Agreement with Sea Otter (pursuant to which 133,332 Founder Shares will be transferred to Sea Otter) and with Mint Tower (pursuant to which 133,332 Founder Shares will be transferred to Mint Tower).

Second Business Combination Agreement and Letter Agreement Amendments

On November 12, 2021, the Second Business Combination Agreement was further amended to memorialize an agreement among the parties that any funds in the trust account that relate to ordinary shares of the Company held by the Backstop Investors shall not count toward the minimum cash condition contained in Section 9.2(d) of the Second Business Combination Agreement. In addition, Section 10.1(b) of the Second Business Combination Agreement was amended, contingent upon the effectiveness of the February Extension, to provide that the Second Business Combination Agreement may be terminated at any time prior to the Closing by either the Company or JHD, if the Closing does not occur by February 24, 2022.

On November 12, 2021, JHD, JHD Pubco, Primary Seller, the Company, the Sponsor, Navy Sail, Chunyi (Charlie) Hao, and Xiaoma (Sherman) Lu (Messers Hao and Lu, collectively with Navy Sail and the Sponsor, the “Primary Initial Shareholders”) entered into an amendment (the “Letter Agreement Amendment”) to the Letter Agreement Regarding Forfeiture of Founder Shares, dated February 16, 2021 (the “Founder Share Letter”) by and among JHD, the Company, the Sponsor, Navy Sail, Chunyi (Charlie) Hao, and Xiaoma (Sherman) Lu.

The Founder Share Letter provided, inter alia, that up to 1,725,000 ordinary shares (the “Forfeiture Shares”) would be subject to forfeiture in the event that the Company did not have at least $100 million in cash at the closing of the JHD Merger, with the number of such shares to be forfeit determined on a sliding scale depending upon the amount of the cash shortfall, if any, with the entire amount of the 1,725,000 shares subject to forfeiture if the Company’s cash at closing was $70 million or less. Under the terms of the Letter Agreement Amendment, the Company, the Primary Initial Shareholders, JHD, JHD Pubco and the Primary Seller agreed that the 1,725,000 Forfeiture Shares would be exchanged for an equivalent number of JHD Pubco ordinary shares (“Forfeiture Replacement Shares”) at the Closing and that such Forfeiture Replacement Shares would be distributed as follows: (A) 138,000 Forfeiture Replacement Shares to the Primary Seller, (B) to Glazer, Sea Otter and Mint Tower, up to 450,000 Forfeiture Replacement Shares in consideration for their having entered into the FPA and the Founder Share Transfer Agreements and (C) out of the remaining Forfeiture Replacement Shares, (i) to a shareholder of the Sponsor who is not a director or officer of the Purchaser) up to 500,000 Forfeiture Replacement Shares and (ii) to the extent of any remaining Forfeiture Replacement Shares (a) 50% to Charlie Hao and Xiaoma (Sherman) Lu and (b) 50% to the Primary Seller.

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

On January 31, 2022, certain of the Backstop Investors entered into certain Founder Share transfer agreements (the “February 2022 Founder Share Transfer Agreements”) with the Sponsor to support a proposal for the February Extension. Pursuant to the February 2022 Founder Share Transfer Agreements, such Backstop Investors agreed to not request redemption of an aggregate of up to 600,000 ordinary shares of the Company in connection with the February Extension. In connection therewith, the Sponsor agreed to transfer to such Backstop Investors an aggregate of (i) 180,000 Founder Shares on or prior to the February 24, 2022 special meeting of shareholders to approve the February Extension, and (ii) 60,000 Founder Shares for each month past May 24, 2022 that the Business Combination has not yet closed, for a total of up to 360,000 Founder Shares to be received by such Backstop Investors to support the February Extension. The FPA terminated by their terms on February 24, 2022.

On February 10, 2022, the Company filed with the SEC its definitive proxy statement on Schedule 14A for a special meeting of shareholders to be held on February 24, 2021, which included a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company has to consummate a Business Combination from February 24, 2022 to August 24, 2022. On February 24, 2021, the shareholders approved the proposed extension to August 24, 2022 by approving the amendment of the Company’s Amended and Restated Memorandum and Articles of Association.

If the Company is unable to complete a Business Combination by August 24, 2022 and if the Company fails to obtain another extension requested by the Company’s initial shareholders by or before August 24, 2022, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

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

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be only $10.00 per share initially held in the trust account. In order to protect the amounts held in the trust account, the Sponsor and its officers has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. The Company will seek to reduce the possibility that the Sponsor and the officers of the Company will have to indemnify the trust account due to claims of creditors by endeavoring to vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Liquidity and Going Concern

The Company has principally financed its operations from inception on August 9, 2018 using proceeds from the sale of its equity securities to its initial shareholders prior to the IPO and from the sale of the Private Units and the IPO that were placed in an account outside of the trust account for working capital purposes. As of March 31, 2022, the Company had $13,529 in its operating bank account and $33,503,273 in money market funds held in the trust account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith.

The Company intends to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete its initial Business Combination. To the extent necessary, the Company’s Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). As of March 31, 2022, Mr. Chunyi (Charlie) Hao, the Company’s Chairman of the Board and Chief Financial Officer, has loaned the Company $427,027 as Working Capital Loans.

On May 21, 2021 and August 20, 2021, an aggregate of $1,380,000 and $1,380,000, respectively, was deposited by JHD into the trust account for the Company’s public shareholders, representing $0.10 per Public Share, which enabled the Company to extend the period of time it had to consummate its initial Business Combination by a total of six months to November 24, 2021.

On November 24, 2021, the Company held a special meeting of shareholders to approve a proposed amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022. On November 24, 2021, the shareholders approved the Company extension to February 24, 2022 by approving the amendment of the Company’s Amended and Restated Memorandum and Articles of Association.

On February 10, 2022, the Company held a special meeting of shareholders to approve a proposed amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company has to consummate a Business Combination from February 24, 2022 to August 24, 2022. On February 24, 2022, the shareholders approved the Company extension to August 24, 2022 by approving the amendment of the Company’s Amended and Restated Memorandum and Articles of Association.

If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion (see Note 5).

In order to finance transaction costs in connection with an initial Business Combination, the initial shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required. If the Company consummates its initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use the fund held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used to repay such loaned amounts. Up to $1,500,000 of such notes may be convertible into additional Working Capital Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares if $1,500,000 of notes were so converted as well as 150,000 rights to receive 15,000 shares and 150,000 warrants to purchase 75,000 shares). The Company does not expect to seek loans from parties other than the initial shareholders, the Company’s officers and directors or their affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in its trust account.

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

On February 24, 2022, the Company called a shareholders’ meeting to approve the extension from February 24, 2022 to August 24, 2022. As the result of the extension to August 24, 2022, the scheduled liquidation date of the Company, the Company will have close to six months to complete a Business Combination. With such extension approved, it is not guaranteed the Company may consummate a Business Combination by August 24, 2022. The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through August 24, 2022, the scheduled liquidation date of the Company. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. On May 21, 2021 and August 20, 2021, the Company extended the date by which the Company has to consummate a Business Combination from May 24, 2021 to August 24, 2021, and from August 24, 2021 to November 24, 2021, respectively. On November 24, 2021 and February 24, 2022, the Company held special meetings of shareholders and approved to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial Business Combination from November 24, 2021 to February 24, 2022, and from February 24, 2022 to August 24, 2022, respectively. In connection with the approval of the extension on November 24, 2021, shareholders elected to redeem an aggregate of 10,534,895 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders. In connection with the approval of the extension on February 24, 2022, shareholders elected to redeem an aggregate of 361 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $3,704 (approximately $10.26 per share) to redeeming shareholders.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 24, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 24, 2022. The Company intends to complete its Business Combination by the liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s accompanying unaudited condensed consolidated financial financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. In the accompanying unaudited condensed consolidated financial statements, management exercised a significant judgment in estimating the fair value of its warrant liabilities. The actual results could differ significantly from those estimates including the estimate of the fair value of its warrant liabilities.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 3,264,744 and 3,265,105 shares of ordinary shares subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

On November 24, 2021, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company had to consummate an initial Business Combination from November 24, 2021 to February 24, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 10,534,895 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders.

At March 31, 2022 and December 31, 2021, the ordinary shares subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption as of January 1, 2021	$138,000,000
Add: accretion of carrying value of redemption value	3,588,000
Less: redemption of ordinary shares	(108,088,023)
Ordinary shares subject to possible redemption as of December 31, 2021	$33,499,977
Less: redemption of ordinary shares	(3,704)
Ordinary shares subject to possible redemption as of March 31, 2022	$33,496,273

Offering Costs

Total offering costs amounted to $4,154,255, including fair value placed on the Representative’s Shares and Representative’s Warrants, at $1,035,000 and $1,640,028, respectively. Of the total $4,118,255 transaction cost, the cash transaction costs amounted to $3,083,255, of which $2,415,000 was underwriting fees, including $402,500 deferred underwriting commission, payable at the consummation of the Business Combination (as described below), and $668,255 of other offering costs of legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. All of the transaction costs were charged to the equity of the Company upon completion of the IPO.

Forward Share Purchase Agreements

On November 12, 2021, the Company entered into the FPA with Sea Otter, Mint Tower, Glazer and Meteora, which provided that such investors would not redeem shares that they each hold in connection with the proposal to extend the date by which the Company had to consummate a Business Combination from November 24, 2021 to February 24, 2022 and the proposed Merger with JHD, and instead would each either hold such shares for a period of time following the consummation of the JHD Merger, at which time they would each have the right to sell them to East Stone at $10.41 per share, or will sell such shares on the open market during such time period at a market price of at least $10.26 per share.

The Company accounts for the FPA as embedded contracts to the share purchase contracts with these Backstop Investors, and classifies the FPA as a liability in accordance with the guidance in ASC 480, because the FPA embody an obligation to redeem the Company’s outstanding shares at fixed amount of cash.

The Company initially measures the financial liabilities at fair value, and changes in fair value of financial liabilities are subsequently charged to the consolidated statements of operations. The FPA automatically terminated when the Business Combination did not close by February 24, 2022. As such the FPA liability was derecognized on February 24, 2022.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the British Virgin Islands. In accordance with British Virgin Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s accompanying unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Units, since the exercise of the warrants are contingent upon the occurrence of future events. The warrants derived from the public units are exercisable to purchase 6,900,000 shares of ordinary shares and warrants derived from the Private Units are exercisable to purchase 175,000 shares of ordinary shares, together 7,075,000 in the aggregate.

The Company’s unaudited condensed consolidated statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share.

For the three months ended March 31, 2021, net loss per ordinary share, basic and diluted for redeemable ordinary shares, is calculated as dividing the allocated net income for the three months ended March 31, 2021, by the weighted average number of 13,800,000 and 3,903,500 redeemable ordinary shares outstanding for the periods, respectively, resulted in $(0.01) and $(0.01) loss per ordinary share, basic and diluted.

For the three months ended March 31, 2022, net income per ordinary share, basic and diluted for redeemable ordinary shares, is calculated as dividing the allocated net income for the three months ended March 31, 2022, by the weighted average number of 3,264,969 and 3,903,500 redeemable ordinary shares outstanding for the periods, respectively, resulted in net income of $0.03 and $0.03 per ordinary share, basic and diluted.

Non-redeemable ordinary shares include the Founder Shares, Representative’s Shares and ordinary shares underlying the Private Units, as these shares do not have any redemption features and do not participate in the income earned on the trust account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The Company analyses all financial instruments with features of both liabilities and equity under ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). Pursuant to its IPO, the Company sold 13,800,000 Units (including underwriters’ full exercise over-allotment option 1,800,000 Unit) consisting with one ordinary share, one right (“Public Right”), and one Public Warrant (as defined in Note 3). Simultaneously with the closing of the IPO, the Company sold 350,000 Private Units, consisting of 350,000 Private Shares (as defined in Note 4), 350,000 Private Warrants (as defined in Note 4) and 350,000 Private Rights (as defined in Note 4). As compensation to the IPO underwriters, the Company issued 690,000 Representative’s Warrants to the Company’s underwriters (see Note 6). The Company accounted for its Public Warrants, Public Rights and Private Rights as equity instruments. The Company accounted for the Private Warrants and Representative’s Warrants as liability instruments.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheet, primarily due to their short-term nature, other than the warrant liabilities (see Note 10).

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815-15, “Derivatives and Hedging—Embedded Derivatives Recognition”.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with FASB ASC Topic 825-10, “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the consolidated statement of operations as incurred.

The Company sold 350,000 Private Warrants and issued 690,000 Representative’s Warrants in connection to its IPO (together “Liability Warrant”) (see Note 4 and Note 6). All of the Company’s outstanding Liability Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815-40, 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity,”(“ASC 815-40”). Accordingly, The Company recognizes recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations.

Derivative Liability of Forward Share Purchase

On November 12, 2021, the Company entered into the FPA with Sea Otter, Mint Tower, Glazer and Meteora, which provided that such investors will not redeem shares 2,923,974 Public Shares, collectively and respectively, that they each hold in connection with the proposal to extend the date by which the Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022 and the proposed Merger with JHD, and instead would each either hold such shares for a period of time following the consummation of the JHD Merger, at which time they would each have the right to sell them to the Company at $10.41 per share, or would sell such shares on the open market during such time period at a market price of at least $10.26 per share.

All of the Company’s outstanding forward share purchase is recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, The Company recognizes the forward share purchase as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The FPA automatically terminated when the Second Business Combination did not close on February 24, 2022. As such the FPA liability was derecognized on February 24, 2022.

Recently Issued Accounting Standards

There have been no recently issued accounting standards that are applicable to the Company.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 13,800,000 Units at a purchase price of $10.00 per Unit, which includes the underwriters’ full exercise of the over-allotment option in the amount of 1,800,000 Units. Each Unit consists of one ordinary share, no par value, one right, and one redeemable warrant (each whole warrant, a “Public Warrant”). Each right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of the Business Combination. Each Public Warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per full share (subject to certain adjustments) (see Note 9).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor, anchor investors and I-Bankers purchased an aggregate of 350,000 Private Units, of which 275,000 were purchased by the Company’s Sponsor and anchor investors and 75,000 by I-Bankers, for an aggregate purchase price of $3,500,000. Each Private Unit consists of one ordinary share (“Private Share”), one right (“Private Right”) and one warrant (“Private Warrant”). Each Private Right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of the Business Combination. Each Private Warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per full share. The net proceeds from the private placement was added to the proceeds from the IPO being held in the trust account. If the Company does not complete a Business Combination within the Combination Period, the net proceeds from the sale of the private placement will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and Private Units and all underlying securities will expire worthless.

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

Additionally, subject to certain limited exceptions, the initial shareholders agreed to escrow (and not transfer any ownership interest in) their Founder Shares, excluding any Units or shares comprising Units acquired by the initial shareholders in the Initial Public Offering or in the open market: (i) with respect to 50% of the Founder Shares for a period ending on the earlier of the six month anniversary of the Business Combination or the date on which the closing price of the ordinary shares exceeds $12.50 for any 20 trading days within a 30-trading day period following the closing of the Business Combination and (ii) with respect to the other 50% of the Founder Shares for a period ending on the six month anniversary of the closing of the Business Combination, unless approved by the Company’s public shareholders. However, if, after a Business Combination, there is a transaction whereby all the outstanding shares are exchanged or converted into cash (as they would be in a post-asset sale liquidation) or another issuer’s shares, then the Founder Shares (or any ordinary shares thereunder) shall be permitted to come out of escrow to participate. In addition, all initial shareholders have agreed to escrow (and not transfer any ownership interest in) their Private Units (or any securities comprising the Private Units), excluding any Units acquired by initial shareholders in the Initial Public Offering or in the open market, until thirty (30) days following the closing of the Business Combination.

As of November 24, 2021, the initial shareholders had transferred 135,000 founders shares to Meteora, Glazer and Mint Tower in connection with the Backstop Arrangements in connection with the JHD Merger (see Note 1).

On January 31, 2022, certain of the Backstop Investors entered into the February 2022 Founder Share Transfer Agreements with the Sponsor to support a proposal for the February Extension. Pursuant to the February 2022 Founder Share Transfer Agreements, such Backstop Investors agreed to not request redemption of an aggregate of up to 600,000 ordinary shares of the Company in connection with the February Extension. In connection therewith, the Sponsor agreed to transfer to such Backstop Investors an aggregate of 180,000 Founder Shares on or prior to the February 24, 2022 special meeting of shareholders to approve the February Extension, and 60,000 Founder Shares for each month past May 24, 2022 that the Third Business Combination has not yet closed, for a total of up to 360,000 Founder Shares to be received by such Backstop Investors to support the February Extension. The transfer of the Founder Shares to the investors is in the scope of SAB topic 5T as an inducement to the investors to not liquidate and approve the extension of the SPAC life. The fair value of the 180,000 shares granted to the Company’s investors was $1,900,800 based on the closing price on the grant date. The Founders Shares were granted subject to the investors postponing redemption of their shares to extend the life through May 24, 2022. On February 24, 2022 the Backstop Investors did not redeem and the extension was approved. As of March 31, 2022, the Company determined that the value of the shares transferred on February 24, 2022 was considered an inducement and was recorded as an expense.

Administrative Support Arrangement

The Company entered into an administrative support agreement with an affiliate of the Company’s officers (the “Service Party”), commencing on February 19, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation. The Company agreed to pay the Service Party up to a maximum of $120,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fee has been fully paid by the Company to the Service Party as of March 31, 2022 and December 31, 2021.

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

On February 23, 2021, the Company issued a promissory note for up to $500,000 in Working Capital Loans to Mr. Chunyi (Charlie) Hao, Chairman to the Company’s Board and Chief Financial Officer (“Existing Note”). On December 1, 2021, the Company amended and restated the Existing Note in its entirety effective as of the date of the note (“Amended and Restated Note”) (together with the Existing Note, the “Hao Note”), the note was also amended to no longer have a convertible feature to convert the outstanding balance into warrants. The Company promises to pay Mr. Hao the principal sum of up to Five Hundred Thousand Dollars ($500,000.00) in lawful money of the United States of America on the terms and conditions described in the Amended and Restated Note. All payments on the Hao Note shall be made by check or wire transfer of immediately available funds to such account as the Company may from time to time designate by written notice in accordance with the provisions of th Hao Note. As of March 31, 2022 and December 31, 2021, Mr. Hao has loaned $427,027 and $300,000, respectively, to the Company.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risk and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of the accompanying unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of the accompanying unaudited condensed consolidated financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, proposed Business Combination, and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed consolidated financial statements. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential merger with the Company if COVID-19 is going on, and materially adversely affects their business operations and, therefore, the valuation of their business. The extent to which COVID-19 impacts the Company’s closing on the proposed Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an unexpectedly long period of time, the Company’s ability to consummate a Business Combination may be materially adversely affected. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Promissory Note

On December 31, 2021, the Company issued a promissory note for up to $200,000 to Yellow River (the “Yellow River Note”). The Yellow River Note was non-interest bearing and was not secured. As of March 31, 2022 and December 31, 2021, the Company fully drew down the Yellow River Note at $200,000 to pay expenses and booked the Yellow River Note as an advance from related parties into the Company’s liabilities. As of March 31, 2022 and December 31, 2021, the outstanding balance of the Yellow River Note payable was at $200,000.

Extension Loans

As discussed in Note 1, the Company has extended the period of time to consummate a Business Combination twice, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders and/or their affiliates or designees must deposit into the trust account up to an aggregate of $2,760,000 for a total of two extensions. Any such payments would be made in the form of a loan. Such loan was non-interest bearing and would be payable upon the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the trust account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. On May 21, 2021 and August 20, 2021, an aggregate of $1,380,000 and $1,380,000, respectively, was deposited in the trust account to extend the date by which the Company had to consummate a Business Combination from May 24, 2021 to August 24, 2021, and from August 24, 2021 to November 24, 2021. On November 24, 2021, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company had to consummate an initial Business Combination from November 24, 2021 to February 24, 2022. On February 24, 2022, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from February 24, 2022 to August 24, 2022. As of March 31, 2022 and December 31, 2021 the company had an extension loan balance of $2,760,000.

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

On February 24, 2020, the date when the Representative’s Warrants were issued, the Company estimated the fair value of Representative’s Warrants to be approximately $1,640,028 (or $2.38 per warrant) using the Black-Scholes option-pricing model at the issuing time.

NOTE 7. DERIVATIVE WARRANT LIABILITIES AND DERIVATIVE FORWARD SHARE PURCHASE LIABILITIES

The Company accounts for the Public Warrants, the Private Warrants and the Representative’s Warrants (together, the “Warrants”) and its FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and FPA and the applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants and FPA in accordance with ASC 815-40 under which the Warrants and FPA do not meet the criteria for equity classification and must be recorded as derivatives. The fair value of the Private Warrants has been estimated using the modified Black-Scholes-Merton model. The fair value of the FPA has been estimated using an adjusted net assets method. See Note 10 for further discussion of the fair value measurement.

Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company had 350,000 Private Warrants outstanding and 690,000 Representative’s Warrants outstanding. The Private Warrants and Representative’s Warrants are recognized as warrant liabilities and subsequently measured at fair value.

The Private Warrants are identical to the Public Warrants (see Note 9) underlying the Units sold in the IPO, except that the Private Warrants and the Private Shares, ordinary shares issuable upon the exercise of the Private Warrants, are not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants are redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Representative’s Warrants are different from the Public and Private Warrants. The exercise price of the Representative’s Warrants is $12 and is non-redeemable. The Representative’s Warrants have been deemed compensation by the Financial Industry Regulatory Authority and were subject to a lock-up period. The Company considered the Representative’s Warrants as a liability because net cash settlement is assumed under ASC 815-40 as the Company is required to deliver registered shares to the purchasers of the Representative’s Warrants.

Forward Share Purchase Liabilities

On November 12, 2021, the Company entered into the FPA with Sea Otter, Mint Tower, Glazer and Meteora, which provided that such investors will not redeem 2,923,974 shares that they each hold in connection with the proposal to extend the date by which the Company had to consummate a Business Combination from November 24, 2021 to February 24, 2022 and the proposed Merger with JHD, and instead would each either hold such shares for a period of time following the consummation of the JHD Merger, at which time they would each have the right to sell them to East Stone at $10.41 per share, or would sell such shares on the open market during such time period at a market price of at least $10.26 per share.

The Company has classified the FPA as a derivative liability. This financial instrument is subject to re-measurement at each balance sheet date. With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in derivative fair value recognized in the Company’s consolidated statement of operations. As such, the Company recorded a $3,723,000, $2,069,000 and $0 derivate liability related to the FPA as of November 24, 2021, December 31, 2021 and March 31, 2022, respectively, on the Company’s consolidated balance sheet. The FPA automatically terminated when the Second Business Combination did not close by February 24, 2022. As such the FPA liability was derecognized on February 24, 2022.

Derivative liability - forward purchase agreement at November 24, 2021	$3,723,000
Change in fair value of derivate instrument related to forward share purchase	(1,654,000)
Derivative liability - forward share purchase at December 31, 2021	2,069,000
Derecognition and change in fair value of derivate instrument related to forward share purchase	(2,069,000)
Derivative liability - forward share purchase at March 31, 2022	$—

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares, no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. As of March 31, 2022 and December 31, 2021, there were no preferred shares designated, issued or outstanding.

Ordinary Shares

The Company is authorized to issue an unlimited number of ordinary shares, no par value. Holders of the Company’s ordinary shares are entitled to one vote for each share.

On November 24, 2021, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company had to consummate an initial Business Combination from November 24, 2021 to February 24, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 10,534,895 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders.

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

As of March 31, 2022 and December 31, 2021, there were 3,903,500 shares issued and outstanding (excluding 3,264,744 and 3,265,105 shares subject to redemption), respectively.

Rights

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

NOTE 9. WARRANTS – PUBLIC AND PRIVATE

The Public Warrants, warrants underlying Units sold in the IPO, may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) twelve (12) months from the Effective Date. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2022 and December 31, 2021, the carrying values of prepaid expenses, accrued expenses, and loans and advances payable to related parties approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of investments held in the trust account presented at fair value is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that invest in U.S. government securities, or a combination thereof. The fair value for trading securities is determined using quoted market prices in active markets and are presented at fair value.

As noted in Note 7, the Company has concluded that its Private Warrants and Representative’s Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly the fair value of the Private Warrants and Representative’s Warrants were classified as a Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value of held to maturity securities as follows:

	Level	March 31, 2022	December 31, 2021
Description
Assets:
Trust account – U.S. Treasury Securities Money Market Fund	1	$33,503,273	$33,504,825

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$557,000	$627,000
Derivative Warrant Liability – Representative’s Warrant	3	$2,002,000	$2,381,000
Derivative Liability - Forward Share Purchase	3	$—	$2,069,000

The fair value of the Private Warrants and the Representative’s Warrants were estimated using Black-Scholes model for the period ended March 31, 2022 and December 31, 2021. For the period ended March 31, 2022 and December 31, 2021 on the statements of operations, the Company recognized an increase in the fair value of warrant liabilities of $449,000 and $775,900, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statement of operations.

The estimated fair value of the Private Warrants and Representative’s Warrants is determined using Level 3 inputs. Inherent in these valuations are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical and implied volatilities of select peer companies as well as its own that matches the expected remaining life of the warrants. Significant increase and decreases in the volatility, in isolation, could lead to significant changes in valuation. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The estimated fair value of the forward share purchase is determined using Black-Scholes model for the period ended March 31, 2022 and December 31, 2021. For the period ended March 31, 2022 and December 31, 2021, on the consolidated statement of operations, the Company recognized a decrease in the fair value of forward share purchase of $2,069,0000 from November 24, 2021 to December 31, 2021, presented as change in fair value of derivative liabilities on the accompanying consolidated statement of operations.  The FPA automatically terminated when the Second Business Combination did not close by February 24, 2022. As such the FPA liability was derecognized on February 24, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	As of March 31, 2022	As of December 31, 2021
Volatility	42.00%	42.22%
Stock price	10.37	11.82
Expected life of the warrants to convert	5.40	4.65
Risk free rate	2.44%	1.25%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities for the period ended March 31, 2022 and 2021 is summarized as follows:

Derivative Warrant Liabilities at December 31, 2021	$3,008,000
Change in fair value of derivative warrant liabilities	(449,000)
Derivative warrant liabilities at March 31, 2022	$2,559,000

Derivative Warrant Liabilities at December 31, 2020	$2,232,100
Change in fair value of derivative warrant liabilities	(16,700)
Derivative warrant liabilities at March 31, 2021	$2,215,400

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying unaudited condensed consolidated financial statements were issued. Based upon this review, and other than below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

Termination of Previously Announced Original Agreement

On April 15, 2022, the Company terminated its Second Business Combination agreement with JHD and its related parties.

Execution of New Business Combination Agreement

On April 15, 2022, the Company, entered into a Business Combination agreement (the “ Third Business Combination Agreement”) with Navy Sail International Limited, a British Virgin Islands company, in the capacity as the representative of the Company and the shareholders of the Company immediately prior to Closing from and after the Closing (the “Purchaser Representative”), Pubco, Muse Merger Sub I Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly-owned subsidiary of the Pubco (the “First Merger Sub”), Muse Merger Sub II Limited, a British Virgin Islands business company and a wholly-owned subsidiary of Pubco (the “Second Merger Sub”), and ICONIQ.

Pursuant to the Third Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Third Business Combination Agreement (the “Closing”), which Closing is subject to, among other things, regulatory and shareholder approval, (a) the First Merger Sub will merge with and into ICONIQ (the “First Merger”), with ICONIQ surviving the First Merger as a wholly-owned subsidiary of Pubco and the outstanding shares of ICONIQ being converted into the right to receive shares of Pubco; and (b) the Second Merger Sub will merge with and into the Company (the “Second Merger”, and together with the First Merger, the “Mergers”), with the Company surviving the Second Merger as a wholly-owned subsidiary of the Pubco and the outstanding securities of the Company being converted into the right to receive substantially equivalent securities of the Pubco (the Mergers together with the other transactions contemplated by the Third Business Combination Agreement and other ancillary documents, the “Transactions”).

Under the Third Business Combination Agreement, the Aggregate Merger Consideration Amount (as defined therein)to be paid to the shareholders of ICONIQ is $2,500,000,000 and will be paid entirely in shares, comprised of newly issued ordinary shares of the Pubco, with each share valued at the Per Share Price (as defined therein).

As a result of the Mergers, (a) each of the Class A ordinary shares of ICONIQ that are issued and outstanding immediately prior to the time when the First Merger becomes effective under the Companies Act (2022 Revision) of the Cayman Islands, as amended (the “First Merger Effective Time”) will be cancelled and converted into (i) the right to receive 90% of such number of Class A ordinary shares of the Pubco equal to the Exchange Ratio (as defined therein), and (ii) the contingent right to receive 10% of such number of Class A ordinary shares of the Pubco equal to the Exchange Ratio in accordance with the Third Business Combination Agreement. Each Class B ordinary share of ICONIQ that is issued and outstanding immediately prior to the First Merger Effective Time will be cancelled and converted into the right to receive the number of Class B ordinary shares of the Pubco equal to the Exchange Ratio; (b) each ordinary share of the Purchaser that is issued and outstanding immediately prior to the Effective Time shall be cancelled and converted automatically into the right to receive one Pubco Class B ordinary share. Each of outstanding Purchaser Public Warrant and Purchaser Private Warrant shall be converted into one Pubco Public Warrant and one Pubco Private Warrant, respectively. Each issued and outstanding Purchaser Right shall be automatically converted into one-tenth of one Pubco Class B ordinary share.

Promissory Note

In connection with the execution of the Third Business Combination Agreement, on April 21, 2022, ICONIQ issued to the Company an unsecured promissory note effective upon the execution thereof of up to an aggregate amount of $1,000,000, which funds will solely be used to pay certain third party service fees and expenses of the Company in connection with the Business Combination (the “ICONIQ Note”). The first tranche of the ICONIQ Note of $300,000 will be disbursed to the Company within five calendar days of the execution of the Third Business Combination Agreement, and the second tranche of $700,000 will be drawn down and paid directly to the Company’s third-party service providers in connection with the consummation of the Transactions as such expenses are incurred. The ICONIQ Note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of the one year anniversary of the date of disbursing the first tranche of the ICONIQ Note, the date of closing of a Business Combination between the Company and a third party other than ICONIQ, the date of closing of the transactions contemplated by the Third Business Combination Agreement, the date of the occurrence of an Event of Default, and the date of termination of the Third Business Combination Agreement. The ICONIQ Note may be repaid, at ICONIQ’s discretion, in cash or in the Company’s ordinary shares, based on a conversion price of $10.26 per share, or, if lower, the then-applicable redemption price of the Company’s public shares, subject to the terms of the Third Business Combination Agreement.

PIPE Transaction

In connection with the execution of the Third Business Combination Agreement, on April 21, 2022, the Company and the Pubco have entered into a subscription agreement (the “PIPE Subscription Agreement”) with an investor (the “PIPE Investor”), pursuant to which, among other things, the Pubco has agreed to issue and sell to the PIPE Investor, and the PIPE Investor has agreed to subscribe for and purchase, certain ordinary shares of the Pubco for a purchaser price at the Per Share Price and at an aggregate purchase price of $200,000,000, in a private placement (the “April 2022 PIPE”).The PIPE Subscription Agreement contains customary representations and warranties of each of the Company, Pubco and the PIPE Investor, and customary conditions to closing, including the consummation of the Business Combination between the Company and ICONIQ. The purpose of the April 2022 PIPE is to raise additional capital for use by the combined company following the Closing. The securities sold in connection with the April 2022 PIPE were sold under the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Related Agreements and Documents

Lock-Up Agreements

Simultaneously with the execution of the Third Business Combination Agreement, the Pubco, the Purchaser Representative, ICONIQ and the Company have entered into lock-up agreements with certain holders of the Founder Shares and with certain Sellers. These lock-up agreements provide for a lock-up period commencing on the Closing Date and ending: with respect to shares held by the controlling shareholder of ICONIQ, 12-month anniversary of the Closing Date with respect to 50% of such shares, 18-month anniversary of the Closing Date with respect to 25% of such shares, 24-month anniversary of the Closing Date with respect to 25% of such shares, and with respect to the shares held by certain Founders and certain other Sellers, 6-month anniversary of the Closing Date with respect to 30% of such shares, and 1-year anniversary of the Closing Date with respect to 70% of such shares.

Shareholder Support Agreement

Simultaneously with the execution of the Third Business Combination Agreement, the Company, ICONIQ, and certain shareholders of ICONIQ have entered into a Shareholder Support Agreement, pursuant to which, among other things, the shareholders of ICONIQ have agreed to support the adoption of the Third Business Combination Agreement and the approval of the Transactions, subject to certain customary conditions, and not to transfer any of their subject shares (or enter into any arrangement with respect thereto), subject to certain customary conditions.)

Insider Letter Amendment

Simultaneously with the execution of the Third Business Combination Agreement, the Company, ICONIQ, the Purchaser Representative, Double Ventures Holdings Limited, the Pubco, Xiaoma (Sherman) Lu and Chunyi (Charlie) Hao have entered into an amendment to that certain letter agreement, dated February 19, 2020, by and among the Company, the Sponsor and the directors, officers or other initial shareholders of the Company named therein, pursuant to which the Pubco is added as a Party to the Insider Letter, and the lock-up period set forth in the Insider Letter, as applied to the Primary Initial Shareholders (as defined therein) with respect to their Founder Shares after Closing, was amended to be identical to the lock-up period set forth in the lock up agreement for the Founders.

The foregoing descriptions of the Third Business Combination Agreement, Lock-Up Agreements, Shareholder Support Agreement and Insider Letter Agreement are subject to and qualified in their entirety by reference to the full text of the Third Business Combination Agreement, Lock-Up Agreements, Shareholder Support Agreement and Insider Letter Agreement, copies of which are attached as exhibits to this this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the “Quarterly Report”). Other than as specifically discussed, this Quarterly Report does not give effect to the proposed Transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the “Quarterly Report”) to “we,” “us” or the “Company” refer to East Stone Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Double Ventures Holdings Limited, a British Virgin Islands business company with limited liability. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the British Virgin Islands with limited liability (meaning our shareholders have no liability, as members of the Company, for the liabilities of the Company over and above the amount already paid for their shares) formed for the purpose of consummating a acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination (the “Business Combination”) with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the private placement of the private units, our shares, debt or a combination of cash, shares and debt.

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

Recent Developments

Second Business Combination Agreement with JHD

On February 16, 2021, we entered into the Original Agreement with Navy Sail International Limited, a British Virgin Islands company (“Navy Sail”), as Purchaser Representative, JHD Technologies Limited, a Cayman Islands company (“Pubco”), Yellow River MergerCo Limited, a British Virgin Islands company and a wholly-owned subsidiary of Pubco (“Merger Sub”), JHD, Yellow River (Cayman) Limited, a Cayman Islands company (the “Primary Seller”), and each of the holders of JHD’s capital shares that become parties to the Original Agreement after the date hereof by executing and delivering to the Purchaser, Pubco and JHD a joinder agreement (each individually, a “Seller”, and collectively with the Primary Seller, the “Sellers”), and our Sponsor, solely with respect to Sections 10.3 and Articles XII and XIII thereof, as applicable. On September 13, 2021 and October 7, 2021, the parties to the Original Agreement entered into that certain Amended and Restated Second Business Combination Agreement and Second Amended and Restated Second Business Combination Agreement (as amended on November 12, 2021), respectively.

The Original Agreement and related agreements are further described in the current reports on Form 8-K filed by our Company on February 18, 2021, September 17, 2021, October 14, 2021 and November 26, 2021. The foregoing description of the Original Agreement is qualified in its entirety by reference to the complete text of the Original Agreement, a copy of which was attached as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on February 10, 2021 and is incorporated herein by reference.

The transactions contemplated by the Original Agreement (the “JHD Transactions”) are subject to, among other things, the approval of the JHD Transactions by the Company’s shareholders, satisfaction of the conditions stated in the Original Agreement and other customary closing conditions, including that the SEC completes its review of the proxy statement/prospectus relating to the JHD Transactions, the receipt of certain regulatory approvals, and the approval by The Nasdaq Stock Market to list the securities of the combined company.

Subsequent to the date of this Quarterly Report, on April 15, 2022, The Company terminated its Second Business Combination Agreement with JHD Holdings Limited and its related parties. The Company also announced execution of a Third Business Combination of the Company and ICONIQ Holding Limited, a Cayman Islands company, under the Pubco.

Execution of New Business Combination Agreement

On April 15, 2022, the Company, entered into the Third Business Combination Agreement with Navy Sail International Limited, a British Virgin Islands company, in the capacity as the representative of the Company and the shareholders of the Company immediately prior to Closing from and after the Purchaser Representative, the Pubco, the First Merger Sub, the Second Merger Sub, and ICONIQ.

Pursuant to the Third Business Combination Agreement, subject to the terms and conditions set forth therein, at the Closing, which Closing is subject to, among other things, regulatory and shareholder approval, (a) the First Merger, with ICONIQ surviving the First Merger as a wholly-owned subsidiary of Pubco and the outstanding shares of ICONIQ being converted into the right to receive shares of Pubco; and (b) the Second Merger” with the Company surviving the Second Merger as a wholly-owned subsidiary of the Pubco and the outstanding securities of the Company being converted into the right to receive substantially equivalent securities of the Pubco.

Under the Third Business Combination Agreement, the Aggregate Merger Consideration Amount to be paid to the shareholders of ICONIQ is $2,500,000,000 and will be paid entirely in shares, comprised of newly issued ordinary shares of the Pubco, with each share valued at the Per Share Price.

As a result of the Mergers, (a) each of the Class A ordinary shares of ICONIQ that are issued and outstanding immediately prior to the time when the First Merger becomes effective under the Companies Act (2022 Revision) of the Cayman Islands, as amended (the “First Merger Effective Time”) will be cancelled and converted into (i) the right to receive 90% of such number of Class A ordinary shares of the Pubco equal to the Exchange Ratio, and (ii) the contingent right to receive 10% of such number of Class A ordinary shares of the Pubco equal to the Exchange Ratio in accordance with the Third Business Combination Agreement. Each Class B ordinary share of ICONIQ that is issued and outstanding immediately prior to the First Merger Effective Time will be cancelled and converted into the right to receive the number of Class B ordinary shares of the Pubco equal to the Exchange Ratio; (b) each ordinary share of the Purchaser that is issued and outstanding immediately prior to the Effective Time shall be cancelled and converted automatically into the right to receive one Pubco Class B ordinary share. Each of outstanding Purchaser Public Warrant and Purchaser Private Warrant shall be converted into one Pubco Public Warrant and one Pubco Private Warrant, respectively. Each issued and outstanding Purchaser Right shall be automatically converted into one-tenth of one Pubco Class B ordinary share.

Related Party Loans

As of March 31, 2022, our Chief Financial Officer and one of the initial shareholders, Mr. Chunyi (Charlie) Hao, has loaned to the Company $427,027, the Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion.

Promissory Note

As of March 31, 2022, Yellow River Asset Management, an affiliate of JHD (“Yellow River”), and the Company signed a promissory note in which Yellow River agreed to loan to the Company a sum of $200,000. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial Business Combination and its winding up. As of March 31, 2022, the Company had drawn down an aggregate of $200,000.

Extension Loan

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

Backstop and Founder Share Transfer Arrangements

On November 12, 2021, the Company entered into certain FPA with Sea Otter, Mint Tower, Glazer and Meteora, which provided that such investors will not redeem shares that they each hold up to an aggregate of 2,923,974 shares, connection with the proposal for the November Extension and the proposed Merger with JHD, and instead would each either hold such shares for a period of time following the consummation of the JHD Merger, at which time they will each have the right to sell them to the Company at $10.41 per share, or will sell such shares on the open market during such time period at a market price of at least $10.26 per share.

In connection with the above-mentioned arrangements, the Sponsor entered into certain Founder Share Transfer Agreements with the Backstop Investors to transfer to the Backstop Investors an aggregate of 399,996 Founder Shares to be transferred to such investors. Of such amount, an aggregate of 135,000 Founder Shares were transferred to the Backstop Investors in connection with the November Extension, and an aggregate of up to 264,996 Founder Shares will be transferred to the Backstop Investors contemporaneously with the Second Business Combination. Any Founder Shares transferred pursuant to these arrangements will be subject to the same rights and obligations as the remaining Founder Shares held by the Sponsor, including certain registration rights and the obligations to (a) vote any Founder Shares held by the Backstop Investors in favor of the Business Combination, and (b) subject any Founder Shares held by them to the same lock-up restrictions as the Founder Shares held by our Sponsor.

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

On January 31, 2022, certain of the Backstop Investors entered into the February 2022 Founder Share Transfer Agreements with the Sponsor to support a proposal for the February Extension. Pursuant to February 2022 Founder Share Transfer Agreements, such Backstop Investors agreed to not request redemption of an aggregate of up to 600,000 ordinary shares of the Company in connection with the February Extension. In connection therewith, our Sponsor agreed to transfer to such Backstop Investors an aggregate of (i) 180,000 Founder Shares on or prior to the February 24, 2022 special meeting of shareholders to approve the February Extension, and (ii) 60,000 Founder Shares for each month past May 24, 2022 that the Third Business Combination has not yet closed, for a total of up to 360,000 Founder Shares to be received by such Backstop Investors to support the February Extension.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 9, 2018 (inception) through March 31, 2022 were organizational activities, those necessary to consummate the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We have been incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022 and 2021, respectively, we had net income (loss) of $216,865 and ($89,814), respectively, which consists of operating costs of $402,487 and $109,937, decrease in fair value of derivative warrant liabilities of $449,000 and decrease in fair value of $16,700, respectively, offset by decrease in fair value of derivative forward share purchase of $2,069,000, and interest income of $2,152 and $3,423 on marketable securities held in the trust account, a trust account in the United States at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Liquidity and Capital Resources

On February 24, 2020, we consummated the Initial Public Offering of 12,000,000 units (“Units”) and the sale of an additional 1,800,000 Units pursuant to the full exercise by the underwriters in the Initial Public Offering (the “Underwriters”) of their over-allotment option at a price of $10.00 per Unit, generating aggregate gross proceeds of $138,000,000. Simultaneously with the closings of the Initial Public Offering and the sale of the additional Units, we consummated the sales of an aggregate of 350,000 Private Units at a price of $10.00 per Private Unit, generating gross proceeds of $3,500,000.

On February 24, 2020, in connection with the Initial Public Offering, we issued to the representative of the Underwriters and its designee a total of 103,500 ordinary shares and 690,000 Representative’s Warrants, which are exercisable at $12.00 per full share (or an aggregate exercise price of $8,280,000). A total of $138,000,000 of the net proceeds from the Initial Public Offering and the Private Units was placed in the trust account.

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

On May 21, 2021 and August 20, 2021, an aggregate of $1,380,000 and $1,380,000, respectively, was deposited by JHD into the trust account for the Company’s public shareholders, representing $0.10 per public share, which enables the Company to extend the period of time it has to consummate its initial Business Combination by twice of three months to November 24, 2021. On November 24, 2021, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company had to consummate an initial Business Combination from November 24, 2021 to February 24, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 10,534,895 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders.

As of March 31, 2022, we had marketable securities held in the trust account of $33,503,273 (including $2,760,000 deposited for the two three-month extensions from May 24, 2021 to November 24, 2021) consisting of U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market. Interest income on the balance in the trust account may be used by us to pay taxes. In November 2021, the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders.

We intend to use substantially all of the net proceeds of the Initial Public Offering and the sale of the Private Units, including the funds held in the trust account (excluding any deferred underwriting commissions and certain advisory fees to I-Bankers, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock are used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of March 31, 2022, we had cash of $13,529 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate an initial Business Combination.

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through August 24, 2022, the scheduled liquidation date of the Company. The unaudited condensed financial statements disclosed in “Item 1. Financial Statements” do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 24, 2022, and if a further extension to February 24, 2023 is not approved by the Company’s shareholders, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate on August 24, 2022.

In connection with the transactions contemplated by the Third Business Combination Agreement, ICONIQ issued to the Company an unsecured promissory note effective upon the execution thereof (the “ICONIQ Note”) of up to an aggregate amount of $1,000,000, which funds will solely be used to pay certain third party service fees and expenses of the Company in connection with this Third Business Combination. The first tranche of the ICONIQ Note of $300,000 will be disbursed to the Company within five calendar days of the execution of the Third Business Combination Agreement, and the second tranche of $700,000 will be drawn down and paid directly to the Company’s third-party service providers in connection with the consummation of the Transactions as such expenses are incurred. The ICONIQ Note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the one year anniversary of the date of disbursing the first tranche of the ICONIQ Note, (ii) the date of closing of a Business Combination between the Company and a third party other than ICONIQ, (iii) the date of closing of the transactions contemplated by the Third Business Combination Agreement, (iv) the date of the occurrence of an Event of Default as described in the ICONIQ Note, and (v) the date of termination of the Third Business Combination Agreement. The ICONIQ Note may be repaid, at ICONIQ’s discretion, (i) in cash or (ii) in the Company’s ordinary shares, based on a conversion price of $10.26 per share, or, if lower, the then-applicable redemption price of the Company’s public shares, subject to the terms of the Third Business Combination Agreement.

With a minimum cash on our consolidated balance sheet, we do believe we will need to raise additional funds in order to meet the expenditures required for operating our business to consummate our initial Business Combination. Any additional funds raised prior to our initial Business Combination are liability of the surviving company upon Business Combination. However, we cannot ensure sufficient fund available to repay any such funding if large redemption occurs at our initial Business Combination. We may issue additional securities or incur debt in connection with such initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay East Stone Capital Limited, an affiliate of our executive officers, a quarterly fee of $30,000 (up to $120,000 in the aggregate) for office space, utilities and secretarial and administrative services. We began incurring these fees on February 20, 2020 and will continue to incur these fees quarterly until the earlier of the consummation by the Company of an initial Business Combination or the Company’s liquidation (up to a maximum of $120,000 in the aggregate). As of March 31, 2022, the Company has fulfilled paying East Stone Capital Limited the aggregate $120,000 and has retired this contractual obligation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policies:

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Certain of the Company’s ordinary shares feature redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 3,264,744 and 3,265,105 public ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s consolidated balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

Net Income (Loss) per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Units, since the exercise of the warrants are contingent upon the occurrence of future events. The warrants derived from the public units are exercisable to purchase 6,900,000 shares of ordinary shares and warrants derived from the Private Units are exercisable to purchase 175,000 shares of ordinary shares, together 7,075,000 in the aggregate.

The Company’s unaudited condensed consolidated statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share.

For the three months ended March 31, 2021, net income per ordinary share, basic and diluted for redeemable ordinary shares, is calculated as dividing the allocated net income (loss) for the three months ended March 31, 2022, by the weighted average number of 13,800,000 and 3,903,500 redeemable ordinary shares outstanding for the periods, respectively, resulted in $(0.01) and $(0.01) per ordinary share, basic and diluted.

For the three months ended March 31, 2022, net income (loss) per ordinary share, basic and diluted for redeemable ordinary shares, is calculated as dividing the allocated net income (loss) for the three months ended March 31, 2022, by the weighted average number of 3,264,969 and 3,903,500 redeemable ordinary shares outstanding for the periods, respectively, resulted in net income of $0.03 and $0.03 per ordinary share, basic and diluted.

Non-redeemable ordinary shares include the Founder Shares, Representative’s Shares and ordinary shares underlying the Private Units, as these shares do not have any redemption features and do not participate in the income earned on the trust account.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Management evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with FASB ASC Topic 825-10, “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the condensed consolidated statement of operations as incurred.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of March 31, 2022, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Except as stated above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus dated February 19, 2020, as filed with the SEC on February 21, 2020 (the “Final Prospectus”), (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 as filed with the SEC on May 13, 2020 (the “2020 Q1 10-Q”), (iii) Annual Report on From 10-K for the fiscal year ended June 30, 2020 and (iv) Annual Report on From 10-K for the fiscal year ended December 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in Business Combination transactions involving SPACs (as defined below) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Military conflict in Ukraine could make it more difficult for us to consummate a Business Combination.

Military conflict in Ukraine may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination partner and consummate a Business Combination on acceptable commercial terms or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Recent increases in inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of the 2020 Q1 10-Q. There has been no material change in the planned use of the proceeds from our IPO and private placement as is described in the Final Prospectus.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Business Combination Agreement. (1)
10.1	Form of Lock-Up Agreement. (2)
10.2	Form of Shareholder Support Agreement. (2)
10.3	Insider Letter Amendment. (2)
10.4	Promissory Note issued by East Stone Acquisition Corporation to ICONIQ Holding Limited. (2)
10.5	Form of PIPE Subscription Agreement. (2)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

(1)	The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

East Stone Acquisition Corporation

Date: June 8, 2022	By:	/s/ Xiaoma (Sherman) Lu
		Name:	Xiaoma (Sherman) Lu
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: June 8, 2022	By:	/s/ Chunyi (Charlie) Hao
		Name:	Chunyi (Charlie) Hao
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)