Form 10-Q
period 2022-06-30
East Stone Acquisition Corp
filed 2022-08-18
CIK 1760683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 17, 2022, there were 7,168,244 ordinary shares of the registrant, no par value, issued and outstanding.

East Stone Acquisition Corporation

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EAST STONE ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$3,719	$38,585
Prepaid expenses	99,708	25,750
Total current assets	103,427	64,335

Investments held in trust account	33,541,649	33,504,825
TOTAL ASSETS	$33,645,076	$33,569,160

LIABILITIES, ORDINARY SHARES SUBJECTION TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,813,796	$1,507,691
Promissory note payable to shareholders	471,459	350,000
Promissory note payable	200,000	200,000
Promissory note payable to ICONIQ	568,000	—
Extension loan	2,760,000	2,760,000
Total current liabilities	5,813,255	4,817,691

Deferred underwriting commission	402,500	402,500
Derivative warrant liabilities	3,578,000	3,008,000
Derivative liabilities of forward share purchase, an option to sell 2,923,974 redeemable ordinary shares, no par value, at December 31, 2021	—	2,069,000
TOTAL LIABILITIES	9,793,755	10,297,191
Commitments and Contingencies
Ordinary shares subject to possible redemption, no par value, 3,264,744 and 3,265,105 at June 30, 2022 and December 31, 2021, at redemption value of approximately $10.27 and $10.26 per share, respectively	33,541,649	33,499,977
Shareholders’ Deficit
Class A, B, C, D, and E Preferred Shares, no par value; unlimited shares authorized, none issued and outstanding	—	—
Ordinary shares, no par value; unlimited shares authorized; 3,903,500 shares issued and outstanding (excluding 3,264,744 and 3,265,105 shares subject to redemption) at June 30, 2022 and December 31, 2021, respectively	3,838,301	3,838,301
Accumulated deficit	(13,528,629)	(14,066,309)
Total Shareholders’ Deficit	(9,690,328)	(10,228,008)
TOTAL LIABILITIES, ORDINARY SHARES SUBJECTION TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$33,645,076	$33,569,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating costs	$553,983	$966,456	$956,470	$1,076,393
Loss from operations	(553,983)	(966,456)	(956,470)	(1,076,393)

Other income:
Change in fair value of derivative warrant liabilities	(1,019,000)	18,900	(570,000)	35,600
Extension incentive paid by Founder Shares transferred	—	—	(1,900,800)	—
Change in fair value of Forward Purchase Agreement	—	—	2,069,000	—
Interest earned on investments held in the trust account	38,374	3,479	40,526	6,902
Total Other income, net	(980,626)	22,379	(361,274)	42,502

Net loss	$(1,534,609)	$(944,077)	$(1,317,744)	$(1,033,891)

Weighted average shares outstanding of redeemable ordinary shares	3,264,744	13,800,000	3,264,856	13,800,000

Basic and diluted net loss per redeemable ordinary share	$(0.21)	$(0.05)	$(0.18)	$(0.06)

Weighted average shares outstanding of non-redeemable ordinary shares	3,903,500	3,903,500	3,903,500	3,903,500

Basic and diluted net loss per non-redeemable ordinary share	$(0.21)	$(0.05)	$(0.18)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2022	3,903,500	$3,838,301	$(14,066,309)	$(10,228,008)

Net income	—	—	216,865	216,865

Ordinary Shares – Fair value of Founder shares transferred by Sponsor for extension	—	—	1,900,800	1,900,800

Balance – March 31, 2022	3,903,500	$3,838,301	$(11,948,644)	$(8,110,343)

Accretion for ordinary shares subject to redemption amount	—	—	(45,376)	(45,376)
Net loss	—	—	(1,534,609)	(1,534,609)

Balance – June 30, 2022	3,903,500	$3,838,301	$(13,528,629)	$(9,690,328)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Deficit
Balance – January 1, 2021	3,903,500	$3,838,301	$(5,587,242)	$(1,748,941)

Net loss	—	—	(89,814)	(89,814)

Balance – March 31, 2021	3,903,500	$3,838,301	$(5,677,056)	$(1,838,755)

Net loss	—	—	(944,077)	(944,077)

Balance – June 30, 2021	3,903,500	$3,838,301	$(6,621,133)	$(2,782,832)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

EAST STONE ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(1,317,744)	$(1,033,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	570,000	(35,600)
Change in fair value of forward purchase agreement	(2,069,000)	—
Extension incentive paid by Founder Shares transferred	1,900,800	—
Interest earned on investments held in the trust account	(40,526)	(6,902)
Changes in operating assets and liabilities:
Advance from related party	—	(8,598)
Accrued expenses	306,103	810,605
Prepaid expenses	(73,958)	67,737
Net cash used in operating activities	(724,325)	(206,649)

Cash Flows from Investing Activities:
Cash Withdrawn from trust account upon redemption of 361 ordinary shares	3,704	—
Investment of cash for extension into trust account	—	(1,380,000)
Net cash provided by (used in) investing activities	3,704	(1,380,000)

Cash Flows from Financing Activities:
Proceeds from promissory note	—	300,000
Redemption of 361 ordinary shares at redemption value	(3,704)	—
Proceeds from promissory note – Shareholder	194,283	—
Repayment of promissory note – Shareholder	(72,824)	—
Proceeds from promissory note - ICONIQ	568,000	—
Proceeds from extension loans - related party	—	1,380,000
Net cash provided by financing activities	685,755	1,680,000

Net Change in Cash	(34,866)	93,351
Cash - Beginning of period	38,585	23,486
Cash - End of period	$3,719	$116,837

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering” or “IPO”), which is described below, and since the closing of the IPO, the search for a target for its Business Combination and the potential acquisition, as more fully described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates income in the form of interest income from the proceeds derived from the IPO and placed in the trust account (as defined below) as described below.

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

Total offering costs amounted to $4,154,255, including value placed on the Representative’s Shares at $1,035,000, but excluding value placed Representative’s Warrants at $1,640,028 which is accounted for as a derivative warrant liability on the Company’s condensed consolidated balance sheets. Of the total $4,154,255 transactions cost, the cash transaction costs amounted to $3,083,255, of which $2,415,000 of underwriting fees, including $402,500 of deferred underwriting fees, payable at the consummation of the Business Combination (as described below), and $668,255 of other offering costs of legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. All of the transaction costs were charged to the equity of the Company upon the completion of the IPO.

Trust Account

Following the closing of the IPO, a total of $138,000,000 of the net proceeds from the IPO, the sale of the Private Units and the issuance of extension loans totaling $2,760,000 were placed in a trust account (“trust account”), which is invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and which invest solely in U.S. Treasuries. Except for all interest income that may be released to the Company to pay taxes, and up to $50,000 to pay dissolution expenses, none of the funds held in the trust account will be released until the earlier of: (1) the completion of the initial Business Combination within the required time period; (2) the Company’s redemption of 100% of the outstanding Public Shares if the Company has not completed an initial Business Combination in the required time period; and (3) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within the required time period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), as of August 1, 2022, the Company had instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation.

Business Combination Activity

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

Extensions and Liquidation if No Business Combination

The Company had 15 months from the closing of the IPO (or until May 24, 2021) to consummate a Business Combination (“Business Combination Date”). However, if the Company was not able to consummate a Business Combination on or before the Business Combination Date, the Company, by resolutions of the board of the Company, at the request of the initial shareholders, may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months to complete a Business Combination) (the “Combination Period”), subject to the Company’s initial shareholders depositing additional funds into the trust account as set out below. Pursuant to the terms of the Company’s Amended and Restated Memorandum and Articles of Association and the Investment Management Trust Agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order for the time available for the Company to consummate a Business Combination to be extended, the Company’s initial shareholders and their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account up to $1,380,000 ($0.10 per share), up to an aggregate of $2,760,000 or approximately $0.20 per share, on or prior to the date of the applicable deadline, for each three month extension. In the event that the Company receives notice from the initial shareholders five days prior to the applicable deadline to effect an extension, the Company intends to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, the Company intends to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. However, the Company’s initial shareholders and their affiliates or designees are not obligated to fund the trust account to extend the time to consummate a Business Combination.

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

On August 3, 2021, the Company filed with the SEC a definitive proxy statement on Schedule 14A for a special meeting of shareholders, which included a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company has to consummate a Business Combination from August 24, 2022 to February 24, 2023.

If the Company is unable to complete a Business Combination by August 24, 2022 or if shareholders of the Company do not approve the proposal to extend the date from August 24, 2022 to February 24, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

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

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the $10.00 per share initially held in the trust account. In order to protect the amounts held in the trust account, the Sponsor and its officers have agreed that they will be liable to the Company if and to the extent any claims by a third-party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third-party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933 as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor and the officers of the Company will have to indemnify the trust account due to claims of creditors by endeavoring to vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Termination and Announcement of Business Combination Agreements

On September 20, 2020, the Company entered into a business combination agreement, as amended on November 9, 2020, (the “First Business Combination Agreement”) with Ufin Holdings Limited, a Cayman Islands exempted company (“Ufin”), Ufin Tek Limited, a British Virgin Islands business company (“Ufin Pubco”), Ufin Mergerco Limited, a British Virgin Islands business company and a wholly owned subsidiary of Ufin Pubco (“Ufin Merger Sub”), Xiaoma (Sherman) Lu, an individual, in the capacity as the Purchaser Representative thereunder, Yingkui Liu, in the capacity as the Seller Representative thereunder, and Ufin Investment Limited, a British Virgin Islands business company and the sole holder of Ufin’s outstanding capital shares (the “Ufin Seller”, together with the Company, Ufin, Ufin Pubco, Ufin Merger Sub, Sherman Xiaoma Lu, Yingkui Liu and Ufin Seller, the “Ufin Parties”). On February 15, 2021, the Company and Ufin Parties entered into a letter termination agreement, upon execution and delivery of which, all of the rights and obligations of the Ufin Parties under the First Business Combination Agreement ceased (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, termination and general provisions) without any liability on the part of any party or any of their respective representatives.

On February 16, 2021, the Company entered into a Business Combination Agreement (the “Second Business Combination Agreement”) with Navy Sail International Limited, a British Virgin Islands company (“Navy Sail”), as Purchaser Representative, JHD Technologies Limited, a Cayman Islands company (“JHD Pubco”), Yellow River MergerCo Limited, a British Virgin Islands company and a wholly owned subsidiary of JHD Pubco, JHD Holdings (Cayman) Limited, a Cayman Islands company (“JHD”), Yellow River (Cayman) Limited, a Cayman Islands company (the “Primary Seller”), and the other parties thereto.

On February 23, 2021, the Company issued the Hao Note (as defined in Note 5), an unsecured promissory note in the amount of up to $500,000 to Chunyi (Charlie) Hao, the Chairman of the Board of Directors and Chief Financial Officer of the Company as a working capital loan. The Hao Note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial Business Combination and its winding up. The Hao Note may also be converted into units at a price of $10.00 per unit at the option of the noteholder upon the consummation of the Company’s initial Business Combination. Such units would be identical to the Private Units issued to the Sponsor, I-Bankers Securities, Inc., Hua Mao and Cheng Zhao at the Company’s Initial Public Offering. As of June 30, 2022, the Company had drawn down an aggregate of $471,459 (see Note 5).

On April 15, 2022, the Company issued a press release on the termination of the Second Business Combination Agreement with JHD and its related parties. The Company also announced execution of a Business Combination Agreement of the Company and ICONIQ Holding Limited, an exempted company incorporated with limited liability in the Cayman Islands (“ICONIQ”), under a new holding company named “NWTN Inc.,” an exempted company incorporated with limited liability in the Cayman Islands (“Pubco”) (the “Third Business Combination Agreement”).

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

On June 30, 2021, JHD and the Company signed the Yellow River Note (as defined in Note 6), a promissory note in which Yellow River Asset Management, an affiliate of JHD (“Yellow River”), agreed to loan to the Company a sum of $200,000. The Yellow River Note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial Business Combination and its winding up. As of June 30, 2022, the Company had fully drawn down the Yellow River Note of $200,000 (see Note 6).

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

On January 31, 2022, certain of the Backstop Investors entered into certain Founder Share transfer agreements (the “February 2022 Founder Share Transfer Agreements”) with the Sponsor to support a proposal for the February Extension. Pursuant to the February 2022 Founder Share Transfer Agreements, such Backstop Investors agreed to not request redemption of an aggregate of up to 600,000 ordinary shares of the Company in connection with the February Extension. In connection therewith, the Sponsor agreed to transfer to such Backstop Investors an aggregate of (i) 180,000 Founder Shares on or prior to the February 24, 2022 special meeting of shareholders to approve the February Extension, and (ii) 60,000 Founder Shares for each month past May 24, 2022 that the Business Combination has not yet closed, for a total of up to 360,000 Founder Shares to be received by such Backstop Investors to support the February Extension. The FPA terminated by its terms on February 24, 2022.

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

On August 3, 2022, the Company filed with the SEC a definitive proxy statement on Schedule 14A for a special meeting of shareholders, which included a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company has to consummate a Business Combination from August 24, 2022 to February 24, 2023.

If the Company is unable to complete a Business Combination by August 24, 2022 or if shareholders of the Company do not approve the proposal to extend the date from August 24, 2022 to February 24, 2023, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

Liquidity and Going Concern

The Company has principally financed its operations from inception on August 9, 2018, using proceeds from the sale of its equity securities to its initial shareholders prior to the IPO and from the sale of the Private Units and the IPO that were placed in an account outside of the trust account for working capital purposes. As of June 30, 2022, the Company had $3,719 in its operating bank account and $33,541,649 in money market funds held in the trust account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith.

The Company intends to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete its initial Business Combination. To the extent necessary, the Company’s Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). As of June 30, 2022, Mr. Chunyi (Charlie) Hao, the Company’s Chairman of the Board and Chief Financial Officer, has loaned the Company $471,459 as Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Such Working Capital Loans are evidenced by promissory notes. The notes bear no interest and are repayable in full upon the earlier of consummation of the Company’s initial Business Combination and its winding up. The note may also be converted into units at a price of $10.00 per unit at the option of the holder of the notes upon the consummation of the Company’s initial business combination. Such units would be identical to the Private Units issued to the Sponsor, I-Bankers Securities, Inc., Hua Mao and Cheng Zhao at the Company’s Initial Public Offering (see Note 5).

On May 21, 2021 and August 20, 2021, an aggregate of $1,380,000 and $1,380,000, respectively, was deposited by JHD into the trust account for the Company’s public shareholders, representing $0.10 per Public Share, which enabled the Company to extend the period of time it had to consummate its initial Business Combination by a total of six months to November 24, 2021.

On November 24, 2021, the Company held a special meeting of shareholders to approve a proposed amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company has to consummate a Business Combination from November 24, 2021 to February 24, 2022. On November 24, 2021, the shareholders approved the extension to February 24, 2022.

On February 10, 2022, the Company held a special meeting of shareholders to approve a proposed amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which Company has to consummate a Business Combination from February 24, 2022 to August 24, 2022. On February 24, 2022, the shareholders approved the Company extension to August 24, 2022.

In connection with the execution of the Third Business Combination Agreement, on April 21, 2022, the Company issued to ICONIQ an unsecured promissory note effective upon the execution thereof of up to an aggregate amount of $1,000,000, which funds will solely be used to pay certain third-party service fees and expenses of the Company in connection with the Business Combination (the “ICONIQ Note”). The first tranche of the ICONIQ Note of $300,000 will be disbursed to the Company within five calendar days of the execution of the Third Business Combination Agreement, and the second tranche of $700,000 will be drawn down and paid directly to the Company’s third-party service providers in connection with the consummation of the Transactions as such expenses are incurred. The ICONIQ Note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of the one year anniversary of the date of disbursing the first tranche of the ICONIQ Note, the date of closing of a Business Combination between the Company and a third-party other than ICONIQ, the date of closing of the transactions contemplated by the Third Business Combination Agreement, the date of the occurrence of an Event of Default, and the date of termination of the Third Business Combination Agreement. The ICONIQ Note may be repaid, at ICONIQ’s discretion, in cash or in the Company’s ordinary shares, based on a conversion price of $10.26 per share, or, if lower, the then-applicable redemption price of the Company’s public shares, subject to the terms of the Third Business Combination Agreement (see Note 6).

In order to finance transaction costs in connection with an initial Business Combination, the initial shareholders, the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company additional funds as may be required. If the Company consummates its initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use the fund held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used to repay such loaned amounts. Up to $1,500,000 of such notes may be convertible into additional Working Capital Units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares if $1,500,000 of notes were so converted as well as 150,000 rights to receive 15,000 shares and 150,000 warrants to purchase 75,000 shares). The Company does not expect to seek loans from parties other than the initial shareholders, the Company’s officers and directors or their affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in its trust account.

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

On February 24, 2022, the Company called a shareholders’ meeting to approve the extension from February 24, 2022 to August 24, 2022. As the result of the extension to August 24, 2022, the scheduled liquidation date of the Company, the Company was provided an additional six months to complete a Business Combination. However, it is not guaranteed the Company may consummate a Business Combination by August 24, 2022. The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through August 24, 2022, the scheduled liquidation date of the Company. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. On May 21, 2021 and August 20, 2021, the Company extended the date by which the Company has to consummate a Business Combination from May 24, 2021 to August 24, 2021, and from August 24, 2021 to November 24, 2021, respectively. On November 24, 2021 and February 24, 2022, the Company held special meetings of shareholders and approved to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial Business Combination from November 24, 2021 to February 24, 2022, and from February 24, 2022 to August 24, 2022, respectively. In connection with the approval of the extension on November 24, 2021, shareholders elected to redeem an aggregate of 10,534,895 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders. In connection with the approval of the extension on February 24, 2022, shareholders elected to redeem an aggregate of 361 ordinary shares, of which the Company paid cash from the trust account in the aggregate amount of approximately $3,704 (approximately $10.26 per share) to redeeming shareholders.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 15, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated on consolidation.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s accompanying unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 3,264,744 and 3,265,105 ordinary shares subject to possible redemption are presented at redemption value as temporary equity, respectively, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

At June 30, 2022 and December 31, 2021, the ordinary shares subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

Ordinary shares subject to possible redemption as of January 1, 2021	$138,000,000
Add: Accretion of carrying value of redemption value	3,588,000
Less: redemption of ordinary shares	(108,088,023)
Ordinary shares subject to possible redemption as of December 31, 2021	$33,499,977
Less: redemption of ordinary shares	(3,704)
Ordinary shares subject to possible redemption as of March 31, 2022	$33,496,273
Add: Accretion of carrying value of redemption value	45,376
Ordinary shares subject to possible redemption as of June 30, 2022	$33,541,649

Offering Costs

Total offering costs amounted to $4,154,255, including the fair value of the Representative’s Shares and Representative’s Warrants, at $1,035,000 and $1,640,028, respectively. Of the total $4,118,255 transaction cost, the cash transaction costs amounted to $3,083,255, of which $2,415,000 was underwriting fees, including $402,500 deferred underwriting commissions, payable at the consummation of the Business Combination (as described below), and $668,255 of other offering costs of legal, accounting and other expenses incurred through the IPO that are directly related to the IPO. All of the transaction costs were charged to the temporary equity of the Company upon completion of the IPO.

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

The Company initially measures the financial liabilities at fair value, and changes in fair value of financial liabilities are subsequently charged to the unaudited condensed consolidated statements of operations. The FPA automatically terminated when the Business Combination did not close by February 24, 2022. As such the FPA liability was derecognized on February 24, 2022.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Units, since the exercise of the warrants are contingent upon the occurrence of future events. The warrants derived from the public units are exercisable to purchase 6,900,000 ordinary shares and warrants derived from the Private Units are exercisable to purchase 175,000 ordinary shares, together 7,075,000 in the aggregate.

The Company’s unaudited condensed consolidated statements of operations include a presentation of loss per share for ordinary shares, redeemable and non-redeemable.

For the three months ended June 30, 2021, basic and diluted net loss per ordinary share, for redeemable and non-redeemable ordinary shares, is calculated as dividing the allocated net income for the three months ended June 30, 2021, by the weighted average number of 13,800,000 and 3,903,500 redeemable and non-redeemable ordinary shares outstanding for the periods, respectively, and resulted in basic and diluted net loss of $(0.05) and $(0.05) per redeemable and non-redeemable ordinary share, respectively.

For the six months ended June 30, 2021, basic and diluted net loss per ordinary share, for redeemable and non-redeemable ordinary shares, is calculated as dividing the allocated net income for the six months ended June 30, 2021, by the weighted average number of 13,800,000 and 3,903,500 redeemable and non-redeemable ordinary shares outstanding, for the periods, respectively, and resulted in basic and diluted net loss of $(0.06) and $(0.06) per redeemable and non-redeemable ordinary share, respectively.

For the three months ended June 30, 2022, basic and diluted net loss per ordinary share, for redeemable and non-redeemable ordinary shares, is calculated as dividing the allocated net income for the three months ended June 30, 2022, by the weighted average number of 3,264,744 and 3,903,500 redeemable ordinary shares outstanding for the periods, respectively, and resulted in basic and diluted net loss of $(0.21) and $(0.21) per redeemable and non-redeemable ordinary share, respectively.

For the six months ended June 30, 2022, basic and diluted net loss per ordinary share, for redeemable and non-redeemable ordinary shares, is calculated as dividing the allocated net income for the six months ended June 30, 2022, by the weighted average number of 3,264,856 and 3,903,500 redeemable ordinary shares outstanding for the periods, respectively, resulted in basic and diluted net loss of $(0.18) and $(0.18) per redeemable and non-redeemable ordinary share, respectively.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815-15, “Derivatives and Hedging—Embedded Derivatives Recognition.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with FASB ASC Topic 825-10, “Financial Instruments,” offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the unaudited condensed consolidated statement of operations as incurred.

The Company sold 350,000 Private Warrants and issued 690,000 Representative’s Warrants in connection to its IPO (together “Liability Warrant”) (see Note 4 and Note 6). All of the Company’s outstanding Liability Warrants are recognized as derivative liabilities in accordance with FASB ASC Topic 815-40, 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (“ASC 815-40”). Accordingly, The Company recognizes recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statements of operations.

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

All of the Company’s outstanding FPA is recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the FPA as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The FPA automatically terminated when the Second Business Combination did not close on February 24, 2022. As such the FPA liability was derecognized on February 24, 2022.

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

As of November 24, 2021, the initial shareholders had transferred 135,000 Founder Shares to Meteora, Glazer and Mint Tower in connection with the Backstop Arrangements in connection with the JHD Merger (see Note 1).

On January 31, 2022, certain of the Backstop Investors entered into the February 2022, Founder Share Transfer Agreements with the Sponsor to support a proposal for the February Extension. Pursuant to the February 2022, Founder Share Transfer Agreements, such Backstop Investors agreed to not request redemption of an aggregate of up to 600,000 ordinary shares of the Company in connection with the February Extension. In connection therewith, the Sponsor agreed to transfer to such Backstop Investors an aggregate of 180,000 Founder Shares on or prior to the February 24, 2022 special meeting of shareholders to approve the February Extension, and 60,000 Founder Shares for each month past May 24, 2022, that the Third Business Combination has not yet closed, for a total of up to 360,000 Founder Shares to be received by such Backstop Investors to support the February Extension. The transfer of the Founder Shares to the investors is in the scope of SAB topic 5T as an inducement to the investors to not liquidate and approve the extension of the SPAC life. The fair value of the 180,000 shares granted to the Company’s investors was $1,900,800 based on the closing price on the grant date. The Founder Shares were granted subject to the investors postponing redemption of their shares to extend the life through May 24, 2022. On February 24, 2022, the Backstop Investors did not redeem and the extension was approved. The Company determined that the value of the shares transferred on February 24, 2022, was considered an inducement and was recorded as an expense.

Administrative Support Arrangement

The Company entered into an administrative support agreement with an affiliate of the Company’s officers (the “Service Party”), commencing on February 19, 2020 through the earlier of the consummation of a Business Combination or the Company’s liquidation. The Company agreed to pay the Service Party up to a maximum of $120,000 in the aggregate for office space, utilities and secretarial and administrative services. Such administrative fee has been fully paid by the Company to the Service Party as of December 31, 2021.

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

On February 23, 2021, the Company issued a promissory note for up to $500,000 in Working Capital Loans to Mr. Chunyi (Charlie) Hao, Chairman to the Company’s Board and Chief Financial Officer (“Existing Note”). On December 1, 2021, the Company amended and restated the Existing Note in its entirety effective as of the date of the note (“Amended and Restated Note”) (together with the Existing Note, the “Hao Note”), the note was also amended to no longer have a convertible feature to convert the outstanding balance into warrants. The Company promises to pay Mr. Hao the principal sum of up to Five Hundred Thousand Dollars ($500,000.00) in lawful money of the United States of America on the terms and conditions described in the Amended and Restated Note. All payments on the Hao Note shall be made by check or wire transfer of immediately available funds to such account as the Company may from time to time designate by written notice in accordance with the provisions of the Hao Note. As of June 30, 2022 and December 31, 2021, Mr. Hao has loaned $471,459 and $300,000, respectively, to the Company.

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

Promissory Note

On December 31, 2021, the Company issued a promissory note for up to $200,000 to Yellow River (the “Yellow River Note”). The Yellow River Note was non-interest bearing and was not secured. As of June 30, 2022 and December 31, 2021, the Company fully drew down the Yellow River Note at $200,000 to pay expenses and booked the Yellow River Note as an advance from related parties into the Company’s liabilities. As of June 30, 2022 and December 31, 2021, the outstanding balance of the Yellow River Note payable was at $200,000.

Extension Loans

As discussed in Note 1, the Company has extended the period of time to consummate a Business Combination twice, each by an additional three months (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders and/or their affiliates or designees must deposit into the trust account up to an aggregate of $2,760,000 for a total of two extensions. Any such payments would be made in the form of a loan. Such loan was non-interest bearing and would be payable upon the earlier of (i) the date on which the Business Combination is consummated and (ii) the Company’s liquidation. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the trust account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. On May 21, 2021 and August 20, 2021, an aggregate of $1,380,000 and $1,380,000, respectively, was deposited by JHD into the trust account to extend the date by which the Company had to consummate a Business Combination from May 24, 2021 to August 24, 2021, and from August 24, 2021 to November 24, 2021. On November 24, 2021, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company had to consummate an initial Business Combination from November 24, 2021 to February 24, 2022. On February 24, 2022, the Company held a special meeting of shareholders and approved to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an initial Business Combination from February 24, 2022 to August 24, 2022. As of June 30, 2022 and December 31, 2021, the Company had an extension loan balance of $2,760,000.

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

Representative’s Shares

On February 24, 2020, the Company issued an aggregate of 103,500 Representative’s Shares to I-Bankers and EarlyBird, in connection with their services as underwriters for the IPO. The underwriters have agreed not to transfer, assign or sell any of Representative’s Shares until the completion of the Company’s initial Business Combination. In addition, the underwriters agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to the Representative’s Shares if the Company fails to complete its initial Business Combination within the Combination Period. Based on the IPO price of $10.00 per Unit, the fair value of the 103,500 ordinary shares was $1,035,000, which was an expense of the IPO resulting in a charge of offering costs against temporary equity upon the completion of the IPO.

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

Termination of Previously Announced Original Agreement

On April 15, 2022, the Company terminated its Second Business Combination Agreement with JHD and its related parties.

Execution of New Business Combination Agreement

On April 15, 2022, the Company entered into the Third Business Combination Agreement with Navy Sail International Limited, a British Virgin Islands company, in the capacity as the representative of the Company and the shareholders of the Company immediately prior to Closing from and after the Closing (the “Purchaser Representative”), Pubco, Muse Merger Sub I Limited, an exempted company incorporated with limited liability in the Cayman Islands and a wholly owned subsidiary of the Pubco (the “First Merger Sub”), Muse Merger Sub II Limited, a British Virgin Islands business company and a wholly owned subsidiary of Pubco (the “Second Merger Sub”), and ICONIQ.

Pursuant to the Third Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Third Business Combination Agreement (the “Closing”), which Closing is subject to, among other things, regulatory and shareholder approval, (a) the First Merger Sub will merge with and into ICONIQ (the “First Merger”), with ICONIQ surviving the First Merger as a wholly owned subsidiary of Pubco and the outstanding shares of ICONIQ being converted into the right to receive shares of Pubco; and (b) the Second Merger Sub will merge with and into the Company (the “Second Merger”, and together with the First Merger, the “Mergers”), with the Company surviving the Second Merger as a wholly owned subsidiary of the Pubco and the outstanding securities of the Company being converted into the right to receive substantially equivalent securities of the Pubco (the Mergers together with the other transactions contemplated by the Third Business Combination Agreement and other ancillary documents, the “Transactions”).

Under the Third Business Combination Agreement, the Aggregate Merger Consideration Amount (as defined therein)to be paid to the shareholders of ICONIQ is $2,500,000,000 and will be paid entirely in shares, comprised of newly issued ordinary shares of the Pubco, with each share valued at the Per Share Price (as defined therein).

As a result of the Mergers, (a) each of the Class A ordinary shares of ICONIQ that are issued and outstanding immediately prior to the time when the First Merger becomes effective under the Companies Act (2022 Revision) of the Cayman Islands, as amended (the “First Merger Effective Time”) will be cancelled and converted into (i) the right to receive 90% of such number of Class A ordinary shares of the Pubco equal to the Exchange Ratio (as defined therein), and (ii) the contingent right to receive 10% of such number of Class A ordinary shares of the Pubco equal to the Exchange Ratio in accordance with the Third Business Combination Agreement. Each Class B ordinary share of ICONIQ that is issued and outstanding immediately prior to the First Merger Effective Time will be cancelled and converted into the right to receive the number of Class B ordinary shares of the Pubco equal to the Exchange Ratio. Each ordinary share of the Purchaser that is issued and outstanding immediately prior to the Effective Time shall be cancelled and converted automatically into the right to receive one Pubco Class B ordinary share. Each of outstanding Purchaser Public Warrant and Purchaser Private Warrant shall be converted into one Pubco Public Warrant and one Pubco Private Warrant, respectively. Each issued and outstanding Purchaser Right shall be automatically converted into one-tenth of one Pubco Class B ordinary share.

Promissory Note – ICONIQ

In connection with the execution of the Third Business Combination Agreement, on April 21, 2022, the Company issued to ICONIQ an unsecured promissory note effective upon the execution thereof of up to an aggregate amount of $1,000,000, which funds will solely be used to pay certain third-party service fees and expenses of the Company in connection with the Business Combination. The first tranche of the ICONIQ Note of $300,000 will be disbursed to the Company within five calendar days of the execution of the Third Business Combination Agreement, and the second tranche of $700,000 will be drawn down and paid directly to the Company’s third-party service providers in connection with the consummation of the Transactions as such expenses are incurred. The ICONIQ Note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of the one year anniversary of the date of disbursing the first tranche of the ICONIQ Note, the date of closing of a Business Combination between the Company and a third-party other than ICONIQ, the date of closing of the transactions contemplated by the Third Business Combination Agreement, the date of the occurrence of an Event of Default, and the date of termination of the Third Business Combination Agreement. The ICONIQ Note may be repaid, at ICONIQ’s discretion, in cash or in the Company’s ordinary shares, based on a conversion price of $10.26 per share, or, if lower, the then-applicable redemption price of the Company’s public shares, subject to the terms of the Third Business Combination Agreement. As of June 30, 2022, the Company had drawn $568,000.

PIPE Transactions

In connection with the execution of the Third Business Combination Agreement, on April 21, 2022, the Company and the Pubco have entered into a subscription agreement (the “PIPE Subscription Agreement”) with an investor (the “PIPE Investor”), pursuant to which, among other things, the Pubco has agreed to issue and sell to the PIPE Investor, and the PIPE Investor has agreed to subscribe for and purchase, certain ordinary shares of the Pubco for a purchaser price at the Per Share Price and at an aggregate purchase price of $200,000,000, in a private placement (the “April 2022 PIPE”). The PIPE Subscription Agreement contains customary representations and warranties of each of the Company, Pubco and the PIPE Investor, and customary conditions to closing, including the consummation of the Business Combination between the Company and ICONIQ. The purpose of the April 2022 PIPE is to raise additional capital for use by the combined company following the Closing. The securities sold in connection with the April 2022 PIPE were sold under the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On June 15, 2022, the Company and Pubco entered into a subscription agreement (the “June 2022 PIPE Subscription Agreement”) with a second investor (the “June 2022 PIPE Investor”), on substantially the same terms as the April 2022 PIPE, pursuant to which, among other things, the Pubco has agreed to issue and sell to the June 2022 PIPE Investor, and the June 2022 PIPE Investor has agreed to subscribe for and purchase, certain ordinary shares of the Pubco at the per share price for an aggregate purchase price of $200,000,000, in a private placement (the “June 2022 PIPE”).

The purpose of the June 2022 PIPE is to raise additional capital for use by the combined company following the Closing of the Business Combination between the Company and ICONIQ. The June 2022 PIPE Subscription Agreement contains customary representations and warranties of each of the Company, Pubco and the June 2022 PIPE Investor, and customary conditions to Closing, including the consummation of the Business Combination between the Company and ICONIQ. Under the terms of the June 2022 PIPE Subscription Agreement, Pubco is obligated to file a registration statement to register for resale the June 2022 PIPE shares within 90 days of Closing (and to use its reasonable efforts to cause such registration statement to become effective within 150 days of the Closing, subject to certain exceptions). The securities sold in connection with the June 2022 PIPE were sold under the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

The foregoing descriptions of the Third Business Combination Agreement, Lock-Up Agreements, Shareholder Support Agreement and Insider Letter Agreement are subject to and qualified in their entirety by reference to the full text of the Third Business Combination Agreement, Lock-Up Agreements, Shareholder Support Agreement and Insider Letter Agreement, copies of which are attached as exhibits to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (the “Quarterly Report”). Other than as specifically discussed, this Quarterly Report does not give effect to the proposed Transactions.

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

Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company had 350,000 Private Warrants outstanding and 690,000 Representative’s Warrants outstanding. The Private Warrants and Representative’s Warrants are recognized as warrant liabilities and subsequently measured at fair value.

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

The Company has classified the FPA as a derivative liability. This financial instrument is subject to re-measurement at each balance sheet date. With each such re-measurement, the FPA asset or liability will be adjusted to fair value, with the change in derivative fair value recognized in the Company’s consolidated statement of operations. As such, the Company recorded a $3,723,000, $2,069,000 and $0 derivate liability related to the FPA as of November 24, 2021, December 31, 2021 and June 30, 2022, respectively, on the Company’s consolidated balance sheet. The FPA automatically terminated when the Second Business Combination did not close by February 24, 2022. As such the FPA liability was derecognized on February 24, 2022.

Derivative liability - forward purchase agreement at November 24, 2021	$3,723,000
Change in fair value of derivate instrument related to forward share purchase	(1,654,000)
Derivative liability - forward share purchase at December 31, 2021	2,069,000
Derecognition and change in fair value of derivate instrument related to forward share purchase	(2,069,000)
Derivative liability - forward share purchase at June 30, 2022	$—

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue an unlimited number of preferred shares, no par value, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Amended and Restated Memorandum and Articles of Association to create such designations, rights and preferences. As of June 30, 2022 and December 31, 2021, there were no preferred shares designated, issued or outstanding.

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

As of June 30, 2022 and December 31, 2021, there were 3,903,500 shares issued and outstanding (excluding 3,264,744 and 3,265,105 shares subject to redemption, respectively).

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

As of June 30, 2022 and December 31, 2021, the carrying values of prepaid expenses, accrued expenses, and loans and advances payable to related parties approximate their fair values due to the short-term nature of the instruments. At June 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $33,541,649 and $33,504,825 in money market funds that primarily invested in U.S. Treasury securities which are presented at fair market value, respectively.

As noted in Note 7, the Company has concluded that its Private Warrants and Representative’s Warrants should be presented as liabilities with subsequent fair value remeasurement. Accordingly, the fair value of the Private Warrants and Representative’s Warrants were classified as a Level 3 measurement.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value of held to maturity securities as follows:

	Level	June 30, 2022	December 31, 2021
Description
Assets:
Trust account – U.S. Treasury Securities Money Market Fund	1	$33,541,649	$33,504,825

Liabilities:
Derivative Warrant Liability – Private Warrant	3	$786,000	$627,000
Derivative Warrant Liability – Representative’s Warrant	3	$2,792,000	$2,381,000
Derivative Liability - Forward Share Purchase	3	$—	$2,069,000

The fair value of the Private Warrants and the Representative’s Warrants were estimated using Black-Scholes model as of June 30, 2022 and December 31, 2021. For the three and six months ended June 30, 2022 the Company recognized an increase in the fair value of warrant liabilities of $1,019,000 and $570,000, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statement of operations. For the three and six months ended June 30, 2021 the Company recognized an decrease in the fair value of warrant liabilities of $18,900 and $35,600, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statement of operations.

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

The estimated fair value of the forward share purchase is determined using Black-Scholes model as of June 30, 2022 and December 31, 2021. For the three and six months ended June 30, 2022, on the consolidated statement of operations, the Company recognized a decrease in the fair value of forward share purchase of $2,069,0000. For the three and six months ended June 30, 2021, the Company did not recognize an increase or decrease in the change of fair value of the forward purchase shares due to not entering into the FPA until November 12, 2021.  The FPA automatically terminated when the Second Business Combination did not close by February 24, 2022. As such the FPA liability was derecognized on February 24, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s warrants at their measurement dates:

	As of June 30, 2022	As of December 31, 2021
Volatility	42.00%	42.22%
Stock price	10.37	11.82
Expected life of the warrants to convert	5.40	4.65
Risk free rate	2.44%	1.25%
Dividend yield	0.0%	0.0%

The following table provides quantitative information regarding Level 3 fair value measurements inputs for the Company’s Forward Purchase Agreement at its measurement date:

As of December 31, 2021
Volatility	46.72%
Stock price	$11.82
Exercise Price	$10.41
Remaining Life	0.39
Risk free rate	0.16%

The change in the fair value of the derivative warrant liabilities for the period ended June 30, 2022 and 2021, is summarized as follows:

Derivative Warrant Liabilities at December 31, 2021	$3,008,000
Change in fair value of derivative warrant liabilities	(449,000)
Derivative warrant liabilities at March 31, 2022	$2,559,000
Change in fair value of derivative warrant liabilities	1,019,000
Derivative warrant liabilities at June 30, 2022	$3,578,000

Derivative Warrant Liabilities at December 31, 2020	$2,232,100
Change in fair value of derivative warrant liabilities	(16,700)
Derivative warrant liabilities at March 31, 2021	$2,215,400
Change in fair value of derivative warrant liabilities	(18,900)
Derivative warrant liabilities at June 30, 2021	$2,196,500

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the accompanying unaudited condensed consolidated financial statements were issued. Based upon this review, other than below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

On August 12, 2022, the Company and Pubco entered into a subscription agreement (the “August 2022 PIPE Subscription Agreement”) with a third investor (the “August 2022 PIPE Investor”), on substantially the same terms as the April 2022 PIPE and June 2022 PIPE, pursuant to which, among other things, the Pubco has agreed to issue and sell to the August 2022 PIPE Investor, and the August 2022 PIPE Investor has agreed to subscribe for and purchase, certain ordinary shares of the Pubco at the per share price for an aggregate purchase price of $200,000,000, in a private placement (the “August 2022 PIPE”).

The purpose of the August 2022 PIPE is to raise additional capital for use by the combined company following the Closing of the Business Combination between the Company and ICONIQ. The August 2022 PIPE Subscription Agreement contains customary representations and warranties of each of the Company, Pubco and the August 2022 PIPE Investor, and customary conditions to Closing, including the consummation of the Business Combination between the Company and ICONIQ. Under the terms of the August 2022 PIPE Subscription Agreement, Pubco is obligated to file a registration statement to register for resale the August 2022 PIPE shares within 90 days of Closing (and to use its reasonable efforts to cause such registration statement to become effective within 150 days of the Closing, subject to certain exceptions). The securities sold in connection with the August 2022 PIPE were sold under the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (the “Quarterly Report”) to “we,” “us” or the “Company” refer to East Stone Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Double Ventures Holdings Limited, a British Virgin Islands business company with limited liability. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Second Business Combination Agreement with JHD

On April 15, 2022, the Company terminated its Second Business Combination Agreement with JHD and its related parties.

Execution of New Business Combination Agreement

On April 15, 2022, the Company entered into the Third Business Combination Agreement with Navy Sail International Limited, a British Virgin Islands company, in the capacity as the representative of the Company and the shareholders of the Company immediately prior to Closing from and after the Purchaser Representative, the Pubco, the First Merger Sub, the Second Merger Sub, and ICONIQ.

Pursuant to the Third Business Combination Agreement, subject to the terms and conditions set forth therein, at the Closing, which Closing is subject to, among other things, regulatory and shareholder approval, (a) the First Merger, with ICONIQ surviving the First Merger as a wholly owned subsidiary of Pubco and the outstanding shares of ICONIQ being converted into the right to receive shares of Pubco and (b) the Second Merger” with the Company surviving the Second Merger as a wholly owned subsidiary of the Pubco and the outstanding securities of the Company being converted into the right to receive substantially equivalent securities of the Pubco.

Under the Third Business Combination Agreement, the Aggregate Merger Consideration Amount to be paid to the shareholders of ICONIQ is $2,500,000,000 and will be paid entirely in shares, comprised of newly issued ordinary shares of the Pubco, with each share valued at the Per Share Price.

As a result of the Mergers, (a) each of the Class A ordinary shares of ICONIQ that are issued and outstanding immediately prior to the time when the First Merger becomes effective under the Companies Act (2022 Revision) of the Cayman Islands, as amended (the “First Merger Effective Time”) will be cancelled and converted into (i) the right to receive 90% of such number of Class A ordinary shares of the Pubco equal to the Exchange Ratio, and (ii) the contingent right to receive 10% of such number of Class A ordinary shares of the Pubco equal to the Exchange Ratio in accordance with the Third Business Combination Agreement. Each Class B ordinary share of ICONIQ that is issued and outstanding immediately prior to the First Merger Effective Time will be cancelled and converted into the right to receive the number of Class B ordinary shares of the Pubco equal to the Exchange Ratio. Each ordinary share of the Purchaser that is issued and outstanding immediately prior to the Effective Time shall be cancelled and converted automatically into the right to receive one Pubco Class B ordinary share. Each of outstanding Purchaser Public Warrant and Purchaser Private Warrant shall be converted into one Pubco Public Warrant and one Pubco Private Warrant, respectively. Each issued and outstanding Purchaser Right shall be automatically converted into one-tenth of one Pubco Class B ordinary share.

PIPE Transactions

In connection with the execution of the Third Business Combination Agreement, on April 21, 2022, on April 21, 2022, the Company and the Pubco have entered into a subscription agreement (the “April 2022 PIPE Subscription Agreement”) with an investor (the “April 2022 PIPE Investor”), pursuant to which, among other things, the Pubco has agreed to issue and sell to the April 2022 PIPE Investor, and the April 2022 PIPE Investor agreed to subscribe for and purchase, certain ordinary shares of the Pubco for a purchaser price at the lower of (i) $10.26 or (ii) the amount equal to the price at which each ordinary share of the Company is redeemed or converted pursuant to the redemption (the “Per Share Price”) and at an aggregate purchase price of $200,000,000, in a private placement (the “April 2022 PIPE”).

On June 15, 2022, the Company and Pubco entered into a subscription agreement (the “June 2022 PIPE Subscription Agreement”) with a second investor (the “June 2022 PIPE Investor”), on substantially the same terms as the April 2022 PIPE, pursuant to which, among other things, the Pubco has agreed to issue and sell to the June 2022 PIPE Investor, and the June 2022 PIPE Investor has agreed to subscribe for and purchase, certain ordinary shares of the Pubco at the Per Share Price for an aggregate purchase price of $200,000,000, in a private placement (the “June 2022 PIPE”).

On August 12, 2022, the Company and Pubco entered into a subscription agreement (the “August 2022 PIPE Subscription Agreement”) with a third investor (the “August 2022 PIPE Investor”), on substantially the same terms as the April 2022 PIPE and June 2022 PIPE, pursuant to which, among other things, the Pubco has agreed to issue and sell to the August 2022 PIPE Investor, and the August 2022 PIPE Investor has agreed to subscribe for and purchase, certain ordinary shares of the Pubco at the Per Share Price for an aggregate purchase price of $200,000,000, in a private placement (the “August 2022 PIPE”).

The securities sold in connection with the April 2022 PIPE, June 2022 PIPE and August 2022 PIPE were sold under the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Related Party Loans

As of June 30, 2022, our Chief Financial Officer and one of the initial shareholders, Mr. Chunyi (Charlie) Hao, had loaned to the Company an aggregate of $471,459 of Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or at the lender’s discretion.

Promissory Note

As of June 30, 2022, Yellow River Asset Management, an affiliate of JHD (“Yellow River”), and the Company signed a promissory note in which Yellow River agreed to loan to the Company a sum of $200,000. The note bears no interest and is repayable in full upon the earlier of consummation of the Company’s initial Business Combination and its winding up. As of June 30, 2022, the Company had drawn down an aggregate of $200,000.

In connection with the execution of the Third Business Combination Agreement, on April 21, 2022, the Company issued to ICONIQ an unsecured promissory note effective upon the execution thereof of up to an aggregate amount of $1,000,000, which funds will solely be used to pay certain third-party service fees and expenses of the Company in connection with the Business Combination (the “ICONIQ Note”). The first tranche of the ICONIQ Note of $300,000 will be disbursed to the Company within five calendar days of the execution of the Third Business Combination Agreement, and the second tranche of $700,000 will be drawn down and paid directly to the Company’s third-party service providers in connection with the consummation of the Transactions as such expenses are incurred. The ICONIQ Note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of the one year anniversary of the date of disbursing the first tranche of the ICONIQ Note, the date of closing of a Business Combination between the Company and a third-party other than ICONIQ, the date of closing of the transactions contemplated by the Third Business Combination Agreement, the date of the occurrence of an Event of Default, and the date of termination of the Third Business Combination Agreement. The ICONIQ Note may be repaid, at ICONIQ’s discretion, in cash or in the Company’s ordinary shares, based on a conversion price of $10.26 per share, or, if lower, the then-applicable redemption price of the Company’s public shares, subject to the terms of the Third Business Combination Agreement. As of June 30, 2022, the Company had drawn $568,000.

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

Shareholder Meetings

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 9, 2018 (inception) through June 30, 2022 were organizational activities, those necessary to consummate the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on investments held after the Initial Public Offering. We have been incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022 and 2021, we had net loss of $1,534,609 and $944,077, respectively, which consists of operating costs of $553,983 and $966,456 respectively, offset by increase in fair value of derivative warrant liabilities of $1,019,000 and $18,900, respectively, interest income of $38,374 and $3,479 on investments held in the trust account, respectively, a trust account in the United States at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For the six months ended June 30, 2022 and 2021, we had net loss of $1,317,744 and $1,033,891, respectively, which consists of operating costs of $956,470 and $1,076,393, decrease in fair value of founder share transfer incentive of $1,900,800 and $0, respectively, offset by increase in fair value of derivative warrant liabilities of $570,000 and $35,600, respectively, share purchase of $2,069,000 and $0, respectively, and interest income of $40,526 and $6,902 on investments held in the trust account, respectively, a trust account in the United States at JPMorgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

In connection with the Initial Public Offering and the private placement, a total of $138,000,000 was placed in the trust account. The total transaction costs relating to the Initial Public Offering amounted to $4,154,255, including value placed on the Representative’s Shares at $1,035,000, but excluding value placed Representative’s Warrants at $1,640,028 which is accounted for as derivative warrant liability on the Company’s unaudited condensed consolidated balance sheet. Of the amount $4,154,255, $3,083,255 was cash costs of the transaction, consisting of $2,415,000 of underwriting fees, of which $402,500 has been deferred to the consummation of the Business Combination, and $668,255 of other offering costs.

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

As of June 30, 2022, we had investments held in the trust account of $33,541,649 (including $2,760,000 deposited for the two three-month extensions from May 24, 2021 to November 24, 2021) consisting of U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market. Interest income on the balance in the trust account may be used by us to pay taxes. In November 2021, the Company paid cash from the trust account in the aggregate amount of approximately $108.1 million (approximately $10.26 per share) to redeeming shareholders.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), as of August 1, 2022, the Company had instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation.

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

As of June 30, 2022, we had cash of $3,719 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate prospective acquisition candidates, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, review corporate documents and material agreements of prospective target businesses, select the target business to acquire and structure, negotiate and consummate an initial Business Combination.

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

For more information about our outstanding loans and related commitments, see Notes 5 and 6 in “Item 1. Financial Statements” and “—Recent Developments.”

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by August 24, 2022, and if a further extension to February 24, 2023, is not approved by the Company’s shareholders, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate on August 24, 2022.

In connection with the transactions contemplated by the Third Business Combination Agreement, the Company issued to ICONIQ the ICONIQ Note of up to an aggregate amount of $1,000,000, which funds will solely be used to pay certain third-party service fees and expenses of the Company in connection with this Third Business Combination. The first tranche of the ICONIQ Note of $300,000 will be disbursed to the Company within five calendar days of the execution of the Third Business Combination Agreement, and the second tranche of $700,000 will be drawn down and paid directly to the Company’s third-party service providers in connection with the consummation of the Transactions as such expenses are incurred. The ICONIQ Note bears no interest and will be due and payable (subject to the waiver against trust provisions) on the earlier of (i) the one year anniversary of the date of disbursing the first tranche of the ICONIQ Note, (ii) the date of closing of a Business Combination between the Company and a third-party other than ICONIQ, (iii) the date of closing of the transactions contemplated by the Third Business Combination Agreement, (iv) the date of the occurrence of an Event of Default as described in the ICONIQ Note, and (v) the date of termination of the Third Business Combination Agreement. The ICONIQ Note may be repaid, at ICONIQ’s discretion, (i) in cash or (ii) in the Company’s ordinary shares, based on a conversion price of $10.26 per share, or, if lower, the then-applicable redemption price of the Company’s public shares, subject to the terms of the Third Business Combination Agreement.

With a minimum cash on our unaudited consolidated balance sheet, we do believe we will need to raise additional funds in order to meet the expenditures required for operating our business to consummate our initial Business Combination. Any additional funds raised prior to our initial Business Combination are liability of the surviving company upon Business Combination. However, we cannot ensure sufficient fund available to repay any such funding if large redemption occurs at our initial Business Combination. We may issue additional securities or incur debt in connection with such initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay East Stone Capital Limited, an affiliate of our executive officers, a quarterly fee of $30,000 (up to $120,000 in the aggregate) for office space, utilities and secretarial and administrative services. We began incurring these fees on February 20, 2020 and will continue to incur these fees quarterly until the earlier of the consummation by the Company of an initial Business Combination or the Company’s liquidation (up to a maximum of $120,000 in the aggregate). As of June 30, 2022, the Company has fulfilled paying East Stone Capital Limited the aggregate $0 and has retired this contractual obligation.

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

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Certain of the Company’s ordinary shares feature redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 3,264,744 and 3,265,105 public ordinary shares, respectively, subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period.

Net loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Units, since the exercise of the warrants are contingent upon the occurrence of future events. The warrants derived from the public units are exercisable to purchase 6,900,000 ordinary shares and warrants derived from the Private Units are exercisable to purchase 175,000 ordinary shares, together 7,075,000 in the aggregate.

The Company’s unaudited condensed consolidated statements of operations include a presentation of loss per share for ordinary shares, redeemable and non-redeemable.

For the three months ended June 30, 2021, basic and diluted net loss per ordinary share, for redeemable and non-redeemable ordinary shares, is calculated as dividing the allocated net income for the three months ended June 30, 2021, by the weighted average number of 13,800,000 and 3,903,500 redeemable and non-redeemable ordinary shares outstanding for the periods, respectively, and resulted in basic and diluted net loss of $(0.05) and $(0.05) per redeemable and non-redeemable ordinary share, respectively.

For the six months ended June 30, 2021, basic and diluted net loss per ordinary share, for redeemable and non-redeemable ordinary shares, is calculated as dividing the allocated net income for the six months ended June 30, 2021, by the weighted average number of 13,800,000 and 3,903,500 redeemable and non-redeemable ordinary shares outstanding, for the periods, respectively, and resulted in basic and diluted net loss of $(0.06) and $(0.06) per redeemable and non-redeemable ordinary share, respectively.

For the three months ended June 30, 2022, basic and diluted net loss per ordinary share, for redeemable and non-redeemable ordinary shares, is calculated as dividing the allocated net income for the three months ended June 30, 2022, by the weighted average number of 3,264,744 and 3,903,500 redeemable ordinary shares outstanding for the periods, respectively, and resulted in basic and diluted net loss of $(0.21) and $(0.21) per redeemable and non-redeemable ordinary share, respectively.

For the six months ended June 30, 2022, basic and diluted net loss per ordinary share, for redeemable and non-redeemable ordinary shares, is calculated as dividing the allocated net income for the six months ended June 30, 2022, by the weighted average number of 3,264,856 and 3,903,500 redeemable ordinary shares outstanding for the periods, respectively, resulted in basic and diluted net loss of $(0.18) and $(0.18) per redeemable and non-redeemable ordinary share, respectively.

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

Management evaluates all of its financial instruments, including issued warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with FASB ASC Topic 825-10, “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities are recognized in the unaudited condensed consolidated statements of operations as incurred.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this Quarterly Report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) final prospectus dated February 19, 2020, as filed with the SEC on February 21, 2020 (the “Final Prospectus”), (ii) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 as filed with the SEC on May 13, 2020 (the “2020 Q1 10-Q”), (iii) Annual Report on From 10-K for the fiscal year ended June 30, 2020, (iv) Annual Report on From 10-K for the fiscal year ended December 31, 2021, (v) Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 as filed with the SEC on June 9, 2022 and (vi) definitive proxy statement on Schedule 14A as filed with the SEC on August 3, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of special purpose acquisition companies (“SPACs”) that have been formed has increased substantially. Many companies have entered into Business Combinations with SPACs, and there are still many SPACs seeking targets for their initial Business Combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals) relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To avoid that result, as of August 1, 2022, we have instructed Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would receive upon any redemption or liquidation of the Company.

We completed our Initial Public Offering in February 2020 and have operated as a blank check company searching for a target business with which to consummate an initial Business Combination since such time (or approximately 29 months). The SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, as of August 1, 2022, we have instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of an initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial Business Combination with a U.S. target company since such initial Business Combination may be subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (“CFIUS”), or ultimately prohibited.

Certain federally licensed businesses in the United States, such as broadcasters and airlines, may be subject to rules or regulations that limit foreign ownership. In addition, CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States. Were we considered to be a “foreign person” under such rules and regulations, any proposed Business Combination between us and a U.S. business engaged in a regulated industry or which may affect national security could be subject to such foreign ownership restrictions and/or CFIUS review. The scope of CFIUS was expanded by the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”) to include certain non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. FIRRMA, and subsequent implementing regulations that are now in force, also subject certain categories of investments to mandatory filings. If our potential initial Business Combination with a U.S. business falls within the scope of foreign ownership restrictions, we may be unable to consummate an initial Business Combination with such business. In addition, if our potential Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the initial Business Combination. CFIUS may decide to block or delay our initial Business Combination, impose conditions to mitigate national security concerns with respect to such initial Business Combination or order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance. The foreign ownership limitations, and the potential impact of CFIUS, may limit the attractiveness of a transaction with us or prevent us from pursuing certain initial Business Combination opportunities that we believe would otherwise be beneficial to us and our shareholders. A s a result, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We may be deemed a “foreign person” under the regulations relating to CFIUS and our failure to obtain any required approvals within the requisite time period may require us to liquidate.

The Company’s Sponsor is Double Ventures Holdings Limited, a British Virgin Islands business company with limited liability. The sponsor currently owns 1,352,000 of our ordinary shares (including the shares underlying the Private Units that were purchased by the Sponsor in a private placement which occurred simultaneously with the completion of the IPO), equivalent to 18.9% interest in the Company. Chunyi (Charlie) Hao, the Company’s Chairman and Chief Financial Officer, is the sole officer and director of Double Ventures Holdings Limited. Mr. Hao owns 33.3% of our Sponsor, and Fan Yu owns 66.7% of our Sponsor, and each of Mr. Hao and Ms. Yu are non-U.S. persons.

If CFIUS considers us to be a “foreign person” and ICONIQ a U.S. business that may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. If the Business Combination with ICONIQ falls within the scope of applicable foreign ownership restrictions, we may be unable to consummate the Business Combination. In addition, if the Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination.

Although we do not believe that ICONIQ is a U.S. business that may affect national security, CFIUS may take a different view and decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to the Business Combination, order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any foreign ownership by the Sponsor. If we were to seek an initial business combination other than the Business Combination, the pool of potential targets with which we could complete an initial business combination may be limited as a result of any such regulatory restriction. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete the Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.27 per share (approximately $10.484 per share, assuming no redemption and the full extension is utilized), and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in ICONIQ and the chance of realizing future gains on your investment through any price appreciation in the combined company.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Quarterly Report were issued.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See “Part I – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments – PIPE Transactions.”

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1	Business Combination Agreement. (1)(2)
10.1	Form of Lock-Up Agreement. (2)
10.2	Form of Shareholder Support Agreement. (2)
10.3	Insider Letter Amendment. (2)
10.4	Promissory Note issued by East Stone Acquisition Corporation to ICONIQ Holding Limited. (2)
10.5	Form of PIPE Subscription Agreement for April 2022 PIPE. (2)
10.6	Form of PIPE Subscription Agreement for June 2022 PIPE. (3)
10.7	Form of PIPE Subscription Agreement for August 2022 PIPE. (4)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

(1)	The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2022.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2022.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

East Stone Acquisition Corporation

Date: August 18, 2022	By:	/s/ Xiaoma (Sherman) Lu
		Name:	Xiaoma (Sherman) Lu
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2022	By:	/s/ Chunyi (Charlie) Hao
		Name:	Chunyi (Charlie) Hao
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)